Form 10-Q
period 2026-09-30
STATE STREET CORP
filed 2026-10-28
CIK 93751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of October 26, 2026 was 272,078,043.

STATE STREET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2026

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
State Street Corporation, referred to as the Parent Company, was organized in 1969 under the laws of the Commonwealth of Massachusetts, and is a bank holding company that has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956. The Parent Company is a source of financial and managerial strength to our subsidiaries. Through our subsidiaries, including our principal banking subsidiary, State Street Bank and Trust Company, referred to as State Street Bank, we operate in more than 100 geographic markets worldwide, providing a broad range of financial products and services to institutional investors globally. As of September 30, 2026, we reported $59.17 trillion in AUC/A and $6.31 trillion in AUM.
We had consolidated total assets of $403.34 billion, consolidated total deposits of $311.65 billion, consolidated total shareholders' equity of $28.71 billion and approximately 51,000 employees, as of September 30, 2026.
Our operations are organized into two lines of business, Investment Servicing and Investment Management, which are defined based on products and services provided.
Additional information about our lines of business is provided in "Line of Business Information" in this Management's Discussion and Analysis and Note 17 to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (Form 10-Q).
Our corporate headquarters is located at One Congress Street, Boston, Massachusetts 02114 (telephone (617) 786-3000). For purposes of this Form 10-Q, unless the context requires otherwise, references to "State Street," "we," "us," "our" or similar terms mean State Street Corporation and its subsidiaries on a consolidated basis.
This Management's Discussion and Analysis is part of this Form 10-Q and updates the
Management's Discussion and Analysis in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025 previously filed with the SEC (2025 Form 10-K). The financial information contained in this Management's Discussion and Analysis and elsewhere in this Form 10-Q should be read in conjunction with the financial and other information contained in our 2025 Form 10-K. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to the current-period presentation.
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
The significant accounting policies that require us to make judgments, estimates and assumptions that are difficult, subjective or complex, about matters that are uncertain and may change in subsequent periods include:
•Recurring fair value measurements;
•Allowance for credit losses; and
•Contingencies.
These significant accounting policies require the most subjective or complex judgments, and underlying estimates and assumptions could be subject to revision as new information becomes available. For additional information about these significant accounting policies, refer to “Significant Accounting Estimates” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K. We did not change these significant accounting policies in the first nine months of 2026.
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
FINANCIAL RESULTS AND HIGHLIGHTS
Summary of Financial Results

TABLE 1: OVERVIEW OF FINANCIAL RESULTS
	Three Months Ended September 30,		% Change
(Dollars in millions, except per share amounts)	2026	2025
Total fee revenue	$3,140	$2,829	11%
Net interest income	864	715	21
Total other income	—	1	nm
Total revenue	4,004	3,545	13
Provision for credit losses	(4)	9	nm
Total expenses	2,620	2,434	8
Income before income tax expense	1,388	1,102	26
Income tax expense	298	241	24
Net income	$1,090	$861	27
Adjustments to net income:
Dividends on preferred stock(1)	$(59)	$(58)	(2)
Earnings allocated to participating securities(2)	(1)	(1)	—
Net income available to common shareholders	$1,030	$802	28
Earnings per common share:
Basic	$3.76	$2.83	33
Diluted	3.69	2.78	33
Average common shares outstanding (in thousands):
Basic	274,182	283,434	(3)
Diluted	279,292	288,163	(3)
Cash dividends declared per common share	$0.92	$0.84	10
Return on average common equity	16.4%	13.4%	300	bps
Pre-tax margin	34.6	31.1	350

	Nine Months Ended September 30,		% Change
(Dollars in millions, except per share amounts)	2026	2025
Total fee revenue	$9,288	$8,118	14%
Net interest income	2,559	2,158	19
Total other income	1	1	—
Total revenue	11,848	10,277	15
Provision for credit losses	12	51	(76)
Total expenses	8,090	7,413	9
Income before income tax expense	3,746	2,813	33
Income tax expense	808	615	31
Net income	$2,938	$2,198	34
Adjustments to net income:
Dividends on preferred stock(1)	$(175)	$(167)	(5)
Earnings allocated to participating securities(2)	(2)	(2)	—
Net income available to common shareholders	$2,761	$2,029	36
Earnings per common share:
Basic	$9.99	$7.09	41
Diluted	9.82	6.98	41
Average common shares outstanding (in thousands):
Basic	276,240	286,074	(3)
Diluted	281,063	290,439	(3)
Cash dividends declared per common share	$2.60	$2.36	10
Return on average common equity	15.0%	11.6%	340	bps
Pre-tax margin	31.6	27.4	420

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
nm Denotes not meaningful
The following section provides information related to significant events, as well as highlights of our consolidated financial results for the third quarter of 2026 presented in Table 1: Overview of Financial Results. More detailed information about our consolidated financial results, including the comparison of our financial results for the three and nine months ended September 30, 2026 compared to the same periods of 2025, is provided under “Consolidated Results of Operations”, "Line of Business Information" and "Capital" sections which follow "Financial Results and Highlights", as well as in our consolidated financial statements in this Form 10-Q. In this Management’s Discussion and Analysis, where we describe the effects of changes in foreign currency translation, those effects are determined by applying applicable weighted average FX rates from the relevant 2025 period to the relevant 2026 period results.
Third Quarter of 2026 Performance Highlights
•Total revenue increased 13% in the third quarter of 2026, compared to the same period of 2025, driven by higher fee revenue and net interest income.
◦Total fee revenue increased 11% in the third quarter of 2026, compared to the same period of 2025, primarily reflecting higher servicing fees, management fees, and foreign exchange trading services revenue, partially offset by lower other fee revenue.
◦NII increased 21% in the third quarter of 2026, compared to the same period of 2025, primarily reflecting an increase of 16 bps in NIM.
•Total expenses increased 8% in the third quarter of 2026, compared to the same period of 2025, mainly driven by higher revenue-related costs and continued strategic investments.
•Pre-tax margin of 34.6% in the third quarter of 2026 increased from 31.1% in the same period of 2025, while return on equity of 16.4% in the third quarter of 2026 increased from 13.4% in the same period of 2025.
•Earnings per share (EPS) of $3.69 in the third quarter of 2026 increased 33% as compared to the same period of 2025, primarily driven by higher total revenue and growth in pre-tax margin.
State Street Corporation | 8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Notable Items
•There were no notable items in the third quarters of 2026 and 2025.
AUC/A and AUM
•AUC/A of $59.17 trillion as of September 30, 2026, increased 15% compared to September 30, 2025, primarily due to higher market levels, net new business and client flows. In the third quarter of 2026, newly announced investment servicing mandates totaled approximately $429 billion of AUC/A. We onboarded approximately $348 billion of AUC/A in the third quarter of 2026. Investment servicing assets to be installed in future periods totaled approximately $2.98 trillion of AUC/A as of September 30, 2026.
•AUM of $6.31 trillion as of September 30, 2026, increased 16% compared to September 30, 2025, primarily due to higher market levels and net inflows.
Capital
•In the third quarter of 2026, we returned a total of $651 million to our shareholders in the form of common share repurchases and common stock dividends.
◦In the third quarter of 2026, we acquired an aggregate of 2.1 million shares of common stock at an average per share cost of $187.83 and an aggregate cost of $400 million. These purchases were all conducted under the share repurchase program approved by the Board.
◦We declared aggregate common stock dividends of $0.92 per share, totaling $251 million in the third quarter of 2026, compared to $0.84 per share, totaling $237 million in the same period of 2025, representing an increase of approximately 10% on a per share basis.
•Our standardized CET1 capital ratio decreased to 11.0% as of September 30, 2026, compared to 11.6% as of December 31, 2025, primarily due to a normalization in RWA from episodically low levels at December 31, 2025 and continued capital return, partially offset by capital generated from earnings. Our Tier 1 leverage ratio was 5.5% as of September 30, 2026, flat compared to December 31, 2025, as continued capital return and higher average assets were offset by capital generated from earnings and higher preferred equity.
Standardized capital ratios were binding for both periods.
CONSOLIDATED RESULTS OF OPERATIONS
This section discusses our consolidated results of operations for the three and nine months ended September 30, 2026, compared to the same periods of 2025, and should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in this Form 10-Q.
Total Revenue

TABLE 2: TOTAL REVENUE
	Three Months Ended September 30,		% Change
(Dollars in millions)	2026	2025
Fee revenue:
Servicing fees	$1,492	$1,357	10%
Management fees(1)	797	664	20
Foreign exchange trading services(1)	427	364	17
Securities finance	151	138	9
Software services(1)	175	167	5
Other fee revenue(1)	98	139	(29)
Total fee revenue	3,140	2,829	11
Net interest income:
Interest income	2,916	2,918	—
Interest expense	2,052	2,203	(7)
Net interest income	864	715	21
Other income:
Gains (losses) from sales of available-for-sale securities, net	—	1	nm
Total other income	—	1	nm
Total revenue	$4,004	$3,545	13

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2026	2025
Fee revenue:
Servicing fees	$4,369	$3,936	11%
Management fees(1)	2,293	1,851	24
Foreign exchange trading services(1)	1,356	1,094	24
Securities finance	417	378	10
Software services(1)	510	494	3
Other fee revenue(1)	343	365	(6)
Total fee revenue	9,288	8,118	14
Net interest income:
Interest income	8,410	8,895	(5)
Interest expense	5,851	6,737	(13)
Net interest income	2,559	2,158	19
Other income:
Gains (losses) from sales of available-for-sale securities, net	1	1	—
Total other income	1	1	—
Total revenue	$11,848	$10,277	15

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
State Street Corporation | 9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Fee Revenue
Table 2: Total Revenue, provides the breakout of fee revenue for the three and nine months ended September 30, 2026 and 2025. Servicing and management fees collectively made up approximately 73% and 72% of total fee revenue for the three and nine months ended September 30, 2026, respectively, and 71% for both the three and nine months ended September 30, 2025.
Additional information about fee revenue is provided under "Line of Business Information" included in this Management's Discussion and Analysis.
Servicing Fee Revenue
Servicing fees, as presented in Table 2: Total Revenue, increased 10% and 11% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily reflecting higher average market levels, client activity and asset flows and net new business.
Servicing fees generated outside the United States were approximately 51% and 50% of total servicing fees in the three and nine months ended September 30, 2026, respectively, compared to approximately 48% in both the same periods of 2025.
Servicing fee revenue comprises revenue from a range of services provided to our clients, including Alpha clients, consisting of core custody services, accounting, reporting and administration, which we refer to collectively as back office services and middle office services. The nature and mix of services provided and the asset classes for which the services are performed affect our servicing fees. The basis for fees will differ across regions and clients. Generally, our servicing fee revenues are affected by several factors, including changes in market valuations, client activity and asset flows, net new business and the manner in which we price our services. In determining servicing fees for which we have not yet issued an invoice to our clients as of period end, we apply estimates of those factors.
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
Investment servicing mandates newly announced in the third quarter of 2026 totaled approximately $429 billion of AUC/A. With respect to the current investment servicing mandates of approximately $2.98 trillion of AUC/A that are yet to be installed as of September 30, 2026, we expect the conversion will mostly occur over the coming 24 months, with approximately 20% expected to be installed in the remainder of 2026 and approximately 65% in 2027, with the balance expected to be installed largely in 2028 and 2029. The expected timing of these installations is subject to change due to a variety of factors, including adjusted implementation schedules agreed with clients, scope adjustments, and product and functionality changes.
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

TABLE 3: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY PRODUCT(1)
(In billions)	September 30, 2026	December 31, 2025	September 30, 2025
Collective funds, including ETFs	$20,852	$17,997	$17,795
Mutual funds	14,127	13,518	13,209
Pension products	11,318	10,452	10,321
Insurance and other products	12,876	11,833	10,339
Total	$59,173	$53,800	$51,664

TABLE 4: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY ASSET CLASS(1)
(In billions)	September 30, 2026	December 31, 2025	September 30, 2025
Equities	$36,136	$31,879	$31,124
Fixed-income	14,074	13,830	12,874
Short-term and other investments(2)	8,963	8,091	7,666
Total	$59,173	$53,800	$51,664

TABLE 5: ASSETS UNDER CUSTODY AND/OR ADMINISTRATION BY GEOGRAPHY(1)(3)
(In billions)	September 30, 2026	December 31, 2025	September 30, 2025
Americas	$40,932	$37,422	$36,698
Europe/Middle East/Africa	14,174	12,918	11,570
Asia-Pacific	4,067	3,460	3,396
Total	$59,173	$53,800	$51,664

(1) Consistent with past practice, AUC/A values for certain asset classes are based on a lag, typically one-month.
(2) Short-term and other investments includes derivatives, cash and cash equivalents and other instruments.
(3) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Management Fee Revenue
Management fees increased 20% and 24% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher average market levels and net inflows.
Management fees generated outside the United States were approximately 23% of total management fees in both the three and nine months ended September 30, 2026, compared to approximately 23% and 24% in the same periods of 2025.
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

TABLE 6: ASSETS UNDER MANAGEMENT BY ASSET CLASS(1)
(In billions)	September 30, 2026	December 31, 2025	September 30, 2025
Equity	$4,104	$3,589	$3,465
Fixed-income	785	734	720
Cash(2)	564	570	540
Multi-asset	575	501	477
Alternative investments(3)	278	271	244
Total	$6,306	$5,665	$5,446

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

TABLE 7: GEOGRAPHIC MIX OF ASSETS UNDER MANAGEMENT(1)
(In billions)	September 30, 2026	December 31, 2025	September 30, 2025
Americas	$4,572	$4,155	$3,982
Europe/Middle East/Africa	978	841	806
Asia-Pacific	756	669	658
Total	$6,306	$5,665	$5,446

(1) Geographic mix is based on client location or fund management location.

TABLE 8: ASSETS UNDER MANAGEMENT BY VEHICLE AND STRATEGY(1)
(In billions)	September 30, 2026	December 31, 2025	September 30, 2025
By Vehicle:
ETF	$2,285	$1,951	$1,848
Separately managed accounts	2,348	2,127	2,074
Other commingled funds	1,673	1,587	1,524
Total	$6,306	$5,665	$5,446

By Strategy:
Index strategies and solutions:
ETFs	$2,268	$1,936	$1,834
Other index	3,281	2,986	2,896
Total index strategies and solutions	5,549	4,922	4,730
Active, alternatives and other(2)	193	173	176
Cash(3)	564	570	540
Total	$6,306	$5,665	$5,446

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
State Street Corporation | 12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ACTIVITY IN ASSETS UNDER MANAGEMENT BY STRATEGY AND ASSET CLASS(1)
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset	Alternative Investments(3)	Total
Ending balance as of December 31, 2024	$3,007	$616	$518	$374	$200	$4,715
Net asset flows:
Index strategies and solutions:
ETFs	(18)	9	—	—	9	—
Other index	(18)	(7)	—	13	—	(12)
Total index strategies and solutions	(36)	2	—	13	9	(12)
Active, alternatives and other	(1)	—	—	—	(1)	(2)
Cash	—	—	1	—	—	1
Total flows, net	(37)	2	1	13	8	(13)
Market appreciation/(depreciation)	(84)	8	(2)	(1)	14	(65)
Foreign exchange impact	15	7	1	4	1	28
Total market and foreign exchange impact	(69)	15	(1)	3	15	(37)
Ending balance as of March 31, 2025	$2,901	$633	$518	$390	$223	$4,665
Net asset flows:
Index strategies and solutions:
ETFs	8	3	—	—	4	15
Other index	9	49	—	24	(1)	81
Total index strategies and solutions	17	52	—	24	3	96
Active, alternatives and other	(3)	(1)	—	1	(10)	(13)
Cash	—	—	(1)	—	—	(1)
Total flows, net	14	51	(1)	25	(7)	82
Market appreciation/(depreciation)	273	7	6	27	5	318
Foreign exchange impact	30	9	2	7	4	52
Total market and foreign exchange impact	303	16	8	34	9	370
Ending balance as of June 30, 2025	$3,218	$700	$525	$449	$225	$5,117
Net asset flows:
Index Strategies and Solutions:
ETFs	27	1	—	—	10	38
Other Index	(24)	13	—	4	—	(7)
Total Index Strategies and Solutions	3	14	—	4	10	31
Active, Alternatives and Other	2	(1)	—	2	(18)	(15)
Cash	—	—	10	—	—	10
Total Flows, net	5	13	10	6	(8)	26
Market Appreciation/(Depreciation)	244	10	5	24	27	310
Foreign Exchange Impact	(2)	(3)	—	(2)	—	(7)
Total Market and Foreign Exchange Impact	242	7	5	22	27	303
Ending balance as of September 30, 2025	$3,465	$720	$540	$477	$244	$5,446

State Street Corporation | 13

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 9: ACTIVITY IN ASSETS UNDER MANAGEMENT BY STRATEGY AND ASSET CLASS(1) (continued)
(In billions)	Equity	Fixed-Income	Cash(2)	Multi-Asset	Alternative Investments(3)	Total
Ending balance as of December 31, 2025	$3,589	$734	$570	$501	$271	$5,665
Net asset flows:
Index strategies and solutions:
ETFs	15	10	—	—	—	25
Other index	(13)	18	—	11	(3)	13
Total index strategies and solutions	2	28	—	11	(3)	38
Active, alternatives and other	—	—	—	1	2	3
Cash	—	—	8	—	—	8
Total flows, net	2	28	8	12	(1)	49
Market appreciation/(depreciation)	(94)	(3)	3	(6)	14	(86)
Foreign exchange impact	(1)	(3)	—	(4)	—	(8)
Total market and foreign exchange impact	(95)	(6)	3	(10)	14	(94)
Ending balance as of March 31, 2026	$3,496	$756	$581	$503	$284	$5,620
Net asset flows:
Index strategies and solutions:
ETFs	67	3	—	—	(4)	66
Other index	(5)	9	—	13	(2)	15
Total index strategies and solutions	62	12	—	13	(6)	81
Active, alternatives and other	(2)	—	—	—	—	(2)
Cash	—	—	35	—	—	35
Total flows, net	60	12	35	13	(6)	114
Market appreciation/(depreciation)	499	11	5	51	(15)	551
Foreign exchange impact	(4)	(3)	—	—	—	(7)
Total market and foreign exchange impact	495	8	5	51	(15)	544
Ending balance as of June 30, 2026	$4,051	$776	$621	$567	$263	$6,278
Net asset flows:
Index strategies and solutions:
ETFs	46	9	—	3	10	68
Other index	(29)	22	—	6	—	(1)
Total index strategies and solutions	17	31	—	9	10	67
Active, alternatives and other	—	1	—	—	1	2
Cash	—	—	(62)	—	—	(62)
Total flows, net	17	32	(62)	9	11	7
Market appreciation/(depreciation)	31	(28)	5	(1)	4	11
Foreign exchange impact	5	5	—	—	—	10
Total market and foreign exchange impact	36	(23)	5	(1)	4	21
Ending balance as of September 30, 2026	$4,104	$785	$564	$575	$278	$6,306

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
State Street Corporation | 14

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Foreign Exchange Trading Services
Foreign exchange trading services revenue, as presented in Table 2: Total Revenue, increased 17% and 24% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher client volumes.
Foreign exchange trading services revenue comprises revenue generated by FX trading and revenue generated by brokerage and other trading services, which made up 74% and 26%, respectively, of foreign exchange trading services revenue in the third quarter of 2026, compared to 73% and 27%, respectively, in the same period of 2025.
For additional information regarding FX trading services revenue, refer to “Total Revenue” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
Securities Finance
Securities finance revenue, as presented in Table 2: Total Revenue, increased 9% and 10% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher client lending balances in both agency lending and prime services.
For additional information regarding securities finance revenue, refer to “Total Revenue” included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K.
Software Services
Software services revenue, as presented in Table 2: Total Revenue, increased 5% in the three months ended September 30, 2026, compared to the same period of 2025, primarily due to higher software and data revenue. Software services revenue increased by 3% in the nine months ended September 30, 2026, compared to the same period of 2025, reflecting the absence of a prior-year notable item and higher software and data revenue, partially offset by lower on-premises revenue.
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
Other fee revenue decreased 29% and 6% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily due to market-related adjustments on investments in the current and prior year.
Net Interest Income
See Table 2: Total Revenue, for the breakout of interest income and interest expense for the three and nine months ended September 30, 2026, compared to the same periods of 2025.
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
NII increased 21% and 19% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily driven by increases of 16 bps and 17 bps in NIM, respectively.
See Table 10: Average Balances and Interest Rates - Fully Taxable-Equivalent Basis, for the breakout of NII for the three and nine months ended September 30, 2026, compared to the same periods of 2025.
State Street Corporation | 15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 10: AVERAGE BALANCES AND INTEREST RATES - FULLY TAXABLE-EQUIVALENT BASIS(1)
	Three Months Ended September 30,
	2026			2025
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$100,858	$748	2.94%	$88,130	$671	3.03%
Securities purchased under resale agreements(2)	8,320	141	6.73	8,643	170	7.82
Trading account assets	897	1	0.65	806	2	0.90
Investment securities:
Investment securities available-for-sale	73,680	763	4.14	69,898	775	4.43
Investment securities held-to-maturity	34,599	193	2.24	41,923	226	2.15
Total Investment securities	108,279	956	3.53	111,821	1,001	3.58
Loans(3)	50,358	590	4.65	46,500	584	4.98
Other interest-earning assets(4)	36,408	480	5.23	39,557	491	4.92
Average total interest-earning assets	$305,120	$2,916	3.79	$295,457	$2,919	3.92
Interest-bearing deposits:
U.S.	$164,807	$1,228	2.96	$157,132	$1,384	3.49
Non-U.S.	77,240	293	1.51	73,428	276	1.49
Total interest-bearing deposits(5)(6)	242,047	1,521	2.49	230,560	1,660	2.86
Securities sold under repurchase agreements	487	4	2.89	1,002	8	3.44
Other short-term borrowings	1,906	18	3.81	10,069	124	4.88
Long-term debt	25,598	297	4.64	25,273	311	4.93
Other interest-bearing liabilities(7)	4,919	212	17.09	3,445	100	11.39
Average total interest-bearing liabilities	$274,957	$2,052	2.96	$270,349	$2,203	3.23
Interest rate spread			0.83%			0.69%
Net interest income, fully taxable-equivalent basis		$864			$716
Net interest margin, fully taxable-equivalent basis			1.12%			0.96%
Tax-equivalent adjustment		—			(1)
Net interest income, GAAP basis		$864			$715

	Nine Months Ended September 30,
	2026			2025
(Dollars in millions; fully taxable-equivalent basis)	Average Balance	Interest Revenue/Expense	Rate	Average Balance	Interest Revenue/Expense	Rate
Interest-bearing deposits with banks	$101,636	$2,190	2.88%	$93,060	$2,232	3.21%
Securities purchased under resale agreements(2)	8,168	444	7.26	8,513	514	8.08
Trading account assets	860	5	0.72	784	2	0.38
Investment securities:
Investment securities available-for-sale	72,131	2,208	4.08	67,039	2,252	4.48
Investment securities held-to-maturity	35,895	601	2.23	44,293	701	2.11
Total Investment securities	108,026	2,809	3.47	111,332	2,953	3.54
Loans(3)	49,682	1,712	4.61	45,179	1,715	5.07
Other interest-earning assets(4)	32,885	1,250	5.09	37,694	1,480	5.25
Average total interest-earning assets	$301,257	$8,410	3.73	$296,562	$8,896	4.01
Interest-bearing deposits:
U.S.	$160,431	$3,511	2.93	$157,131	$4,128	3.51
Non-U.S.	76,781	837	1.46	71,340	791	1.48
Total interest-bearing deposits(5)(6)	237,212	4,348	2.45	228,471	4,919	2.88
Securities sold under repurchase agreements	339	7	2.71	2,884	94	4.37
Other short-term borrowings	3,307	96	3.89	10,692	374	4.67
Long-term debt	25,590	879	4.58	24,965	930	4.97
Other interest-bearing liabilities(7)	4,872	521	14.30	4,147	420	13.53
Average total interest-bearing liabilities	$271,320	$5,851	2.88	$271,159	$6,737	3.32
Interest rate spread			0.85%			0.69%
Net interest income, fully taxable-equivalent basis		$2,559			$2,159
Net interest margin, fully taxable-equivalent basis			1.14%			0.97%
Tax-equivalent adjustment		—			(1)
Net interest income, GAAP basis		$2,559			$2,158

(1) Rates earned/paid on interest-earning assets and interest-bearing liabilities include the impact of hedge activities associated with our asset and liability management activities where applicable.
(2) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $198.35 billion and $214.05 billion for the three and nine months ended September 30, 2026, respectively, compared to $251.21 billion and $245.56 billion for the same periods of 2025. Excluding the impact of netting, the average interest rates would be approximately 0.27% for both the three and nine months ended September 30, 2026, compared to 0.26% and 0.27% for the same periods of 2025.
(3) Average loans are presented on a gross basis. Average loans net of expected credit losses were approximately $50.20 billion and $49.52 billion for the three and nine months ended September 30, 2026, respectively, compared to $46.32 billion and $45.01 billion for the same periods of 2025.
(4) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $16.19 billion and $13.54 billion for the three and nine months ended September 30, 2026, respectively, compared to $6.01 billion and $8.26 billion for the same periods of 2025. Excluding the impact of netting, the average interest rates would be approximately 3.62% and 3.60% for the three and nine months ended September 30, 2026, respectively, compared to 4.27% and 4.31% for the same periods of 2025.
(5) Average rate includes the impact of FX swap costs of approximately $(20) million and $(53) million for the three and nine months ended September 30, 2026, respectively, compared to $(31) million and $(155) million for the same periods of 2025. Average rates for total interest-bearing deposits excluding the impact of FX swap costs were 2.53% and 2.48% for the three and nine months ended September 30, 2026, respectively, compared to 2.91% and 2.97% for the same periods of 2025.
(6) Total deposits averaged $271.12 billion and $266.57 billion for the three and nine months ended September 30, 2026, respectively, compared to $254.51 billion and $252.81 billion for the same periods of 2025.
(7) Reflects the impact of balance sheet netting under enforceable netting agreements of approximately $16.02 billion and $13.23 billion for the three and nine months ended September 30, 2026, respectively, compared to $5.69 billion and $7.98 billion for the same periods of 2025. Excluding the impact of netting, the average interest rates would be approximately 4.02% and 3.85% for the three and nine months ended September 30, 2026, respectively, compared to 4.30% and 4.63% for the same periods of 2025.
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
Average total interest-earning assets were $305.12 billion and $301.26 billion in the three and nine months ended September 30, 2026, respectively, compared to $295.46 billion and $296.56 billion in the same periods of 2025. The increase is primarily due to higher levels of deposits, partially offset by lower wholesale funding.
Interest-bearing deposits with banks averaged $100.86 billion and $101.64 billion in the three and nine months ended September 30, 2026, respectively, compared to $88.13 billion and $93.06 billion in the same periods of 2025. These deposits primarily reflect our maintenance of cash balances at the Federal Reserve, the ECB and other non-U.S. central banks. The higher levels of average cash balances reflect higher levels of client deposits.
Securities purchased under resale agreements is primarily composed of our FICC repo business and averaged $8.32 billion and $8.17 billion in the three and nine months ended September 30, 2026, respectively, largely unchanged compared to $8.64 billion and $8.51 billion in the same periods of 2025. As a member of FICC, we may net securities sold under repurchase agreements against those purchased under resale agreements with counterparties that are also members of the clearing organization, when specific netting criteria are met. The impact of balance sheet netting declined to $198.35 billion and $214.05 billion on average in the three and nine months ended September 30, 2026, respectively, compared to $251.21 billion and $245.56 billion in the same periods of 2025, due to lower gross FICC repo volumes.
Average investment securities decreased to $108.28 billion and $108.03 billion in the three and nine months ended September 30, 2026, respectively, from $111.82 billion and $111.33 billion in the same periods of 2025, primarily driven by a decline in U.S. Treasuries, partially offset by growth in foreign sovereign bonds.
Average loans increased to $50.36 billion and $49.68 billion in the three and nine months ended September 30, 2026, respectively, compared to $46.50 billion and $45.18 billion in the same periods of 2025. Average loans excluding overdrafts averaged $45.73 billion and $45.39 billion in the three and nine months ended September 30, 2026, respectively, compared to $43.08 billion and $41.87 billion in the same periods of 2025, reflecting strategic loan growth in support of our core client franchise.
The increases are primarily due to growth in subscription finance, CLOs and fund finance loans, partially offset by lower commercial and commercial real estate loans. Additional information is provided under "Loans" in "Financial Condition" in the Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Average other interest-earning assets, largely associated with our prime services business, decreased to $36.41 billion and $32.89 billion in the three and nine months ended September 30, 2026, respectively, from $39.56 billion and $37.69 billion in the same periods of 2025, primarily driven by a decrease in the level of cash collateral posted. Other interest-earning assets primarily reflect prime services assets where cash has been posted to borrow securities from lenders, which are then lent by us, as principal, to borrowers. This cash includes both cash from borrowers and cash utilized from our balance sheet, and is presented on a net basis on the balance sheet where we have enforceable netting agreements. Non-interest-earning assets also include a portion of our prime services assets where we act as lender in a securities lending transaction and we receive securities as collateral that we are permitted to transfer or re-pledge. Combined with our prime services liabilities, revenue from these activities generates securities finance fee revenue as well as net interest income.
Average total interest-bearing deposits increased to $242.05 billion and $237.21 billion in the three and nine months ended September 30, 2026, respectively, from $230.56 billion and $228.47 billion in the same periods of 2025. The increase was driven by our active client engagement to support our structural liquidity position and to support business growth on the asset side of the balance sheet. In addition, deposit growth was supported by market and geopolitical volatility and increases in assets under custody. Future interest-bearing deposit levels will be influenced by the underlying investment servicing business, client behavior, the mix of interest-bearing and non-interest-bearing deposits and market conditions, including the general levels of U.S. and non-U.S. interest rates.
Average other short-term borrowings decreased to $1.91 billion and $3.31 billion in the three and nine months ended September 30, 2026, respectively, from $10.07 billion and $10.69 billion in the same periods of 2025, due to decreased wholesale funding. The decrease is driven by our response to higher sustained deposit levels.
State Street Corporation | 17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Average long-term debt was $25.60 billion and $25.59 billion in the three and nine months ended September 30, 2026, respectively, compared to $25.27 billion and $24.97 billion in the same periods of 2025, supporting our businesses and structural liquidity position. These amounts reflect issuances, redemptions and maturities of senior and subordinated debt during the respective periods.
Average other interest-bearing liabilities, largely associated with our prime services business, were $4.92 billion and $4.87 billion in the three and nine months ended September 30, 2026, respectively, compared to $3.45 billion and $4.15 billion in the same periods of 2025. The increase is primarily driven by cash received from our custody clients, which is presented on a net basis where we have enforceable netting agreements. Non-interest-bearing liabilities also include obligations to return non-cash collateral received from prime services clients where we have rehypothecation rights. Securities received as collateral from our custody clients that participate in prime services where we have no rehypothecation rights are used as a credit mitigant only and remain off balance sheet.
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
Provision for Credit Losses
We recorded a $4 million reserve release in the three months ended September 30, 2026, associated with commercial loan sales and repayments, compared to a provision for credit losses of $9 million in the same period of 2025. Provision for credit losses was $12 million in the nine months ended September 30, 2026, compared to $51 million in the same period of 2025, primarily reflecting provisions for certain commercial and commercial real estate loans and the evolving macroeconomic environment, partially offset by a reserve release associated with sales and repayments of commercial loans.
Additional information is provided under “Loans” in "Financial Condition" in this Management's Discussion and Analysis and in Note 4 to the consolidated financial statements in this Form 10-Q.
Expenses
Table 11: Expenses, provides the breakout of expenses for the three and nine months ended September 30, 2026, compared to the same periods of 2025. Total expenses increased 8% and 9% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, mainly driven by higher revenue-related costs and continued strategic investments.

TABLE 11: EXPENSES
	Three Months Ended September 30,		% Change
(Dollars in millions)	2026	2025
Compensation and employee benefits	$1,251	$1,162	8%
Information systems and communications	594	517	15
Transaction processing services	286	276	4
Occupancy	102	106	(4)
Other:
Professional services	108	103	5
Other	279	270	3
Total other	387	373	4
Total expenses	$2,620	$2,434	8
Number of employees at quarter-end	51,119	51,564	(1)

	Nine Months Ended September 30,		% Change
(Dollars in millions)	2026	2025
Compensation and employee benefits	$3,984	$3,704	8%
Information systems and communications	1,820	1,537	18
Transaction processing services	849	794	7
Occupancy	299	314	(5)
Other:
Professional services	336	320	5
Other	802	744	8
Total other	1,138	1,064	7
Total expenses	$8,090	$7,413	9
Compensation and employee benefits expenses increased 8% in both the three and nine months ended September 30, 2026, compared to the same periods of 2025, primarily due to higher performance-based incentive compensation, incremental investment hires and merit increases, partially offset by productivity savings.
Total headcount decreased 1% as of September 30, 2026, compared to September 30, 2025, primarily driven by our continued efforts to simplify our operations through organizational design and technology and automation efforts.
Information systems and communications expenses increased 15% and 18% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, largely driven by technology and infrastructure investments and volume-related costs.
Transaction processing services expenses increased 4% and 7% in the three and nine months ended September 30, 2026, respectively, compared
State Street Corporation | 18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
to the same periods of 2025, primarily due to higher revenue-related costs.
Occupancy expenses decreased 4% and 5% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily driven by real estate footprint optimization.
Other expenses increased 4% and 7% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily reflecting higher revenue-related fund marketing costs and professional fees.
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
The following table presents aggregate activity for repositioning charges for the periods indicated:

TABLE 12: REPOSITIONING CHARGES
(In millions)	Employee Related Costs	Other	Total
Accrual Balance at December 31, 2024	$96	$—	$96
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	82	—	82
Accruals for repositioning charges	100	—	100
Payments and other adjustments	(19)	—	(19)
Accrual Balance at June 30, 2025	163	—	163
Payments and other adjustments	(25)	—	(25)
Accrual Balance at September 30, 2025	$138	$—	$138

Accrual Balance at December 31, 2025	$208	$—	$208
Accruals for repositioning charges	79	10	89
Payments and other adjustments	(30)	(10)	(40)
Accrual Balance at March 31, 2026	257	—	257
Payments and other adjustments	(39)	—	(39)
Accrual Balance at June 30, 2026	218	—	218
Payments and other adjustments	(28)	—	(28)
Accrual Balance at September 30, 2026	$190	$—	$190
Income Tax Expense
Income tax expense was $298 million and $808 million in the three and nine months ended September 30, 2026, respectively, compared to $241 million and $615 million in the same periods of 2025. Our effective tax rate of 21.5% and 21.6% in the three and nine months ended September 30, 2026, respectively, decreased from 21.9% in the same periods of 2025. The decreases were primarily due to an increase in benefits attributable to stock-based compensation in 2026.
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
Investment Servicing

TABLE 13: INVESTMENT SERVICING LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2026	2025
Servicing fees	$1,492	$1,357	10%
Foreign exchange trading services	425	364	17
Securities finance	141	133	6
Software services	175	167	5
Other fee revenue	105	128	(18)
Total fee revenue	2,338	2,149	9
Net interest income	862	711	21
Total other income	—	1	nm
Total revenue	3,200	2,861	12
Provision for credit losses	(4)	9	nm
Total expenses	2,116	1,994	6
Income before income tax expense	$1,088	$858	27
Pre-tax margin	34.0%	30.0%	400	bps
Average assets (in billions)	$358.9	$336.9	6.5%

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2026	2025
Servicing fees	$4,369	$3,936	11%
Foreign exchange trading services	1,348	1,091	24
Securities finance	391	360	9
Software services	510	518	(2)
Other fee revenue	324	341	(5)
Total fee revenue	6,942	6,246	11
Net interest income	2,554	2,146	19
Total other income	1	1	—
Total revenue	9,497	8,393	13
Provision for credit losses	12	51	(76)
Total expenses	6,467	6,008	8
Income before income tax expense	$3,018	$2,334	29
Pre-tax margin	31.8%	27.8%	400	bps
Average assets (in billions)	$356.6	$340.4	4.8%

nm Denotes not meaningful
Servicing Fees
Servicing fees, as presented in Table 13: Investment Servicing Line of Business Results, increased 10% and 11% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily reflecting higher average market levels, client activity and asset flows and net new business.
For additional information about servicing fees and the key drivers of our servicing fee revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Servicing increased 6% and 8% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, mainly driven by higher revenue-related costs and continued strategic investments. Additional information about expenses is provided under "Expenses" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Investment Management

TABLE 14: INVESTMENT MANAGEMENT LINE OF BUSINESS RESULTS
(Dollars in millions, except where otherwise noted)	Three Months Ended September 30,		% Change
	2026	2025
Management fees(1)	$797	$664	20%
Foreign exchange trading services	2	—	nm
Securities finance	10	5	100
Other fee revenue(2)	(7)	11	nm
Total fee revenue	802	680	18
Net interest income	2	4	(50)
Total revenue	804	684	18
Total expenses	504	440	15
Income before income tax expense	$300	$244	23
Pre-tax margin	37.3%	35.7%	160	bps
Average assets (in billions)	$4.2	$3.6	16.7%

(Dollars in millions, except where otherwise noted)	Nine Months Ended September 30,		% Change
	2026	2025
Management fees(1)	$2,293	$1,851	24%
Foreign exchange trading services	8	—	nm
Securities finance	26	18	44
Other fee revenue(2)	19	24	(21)
Total fee revenue	2,346	1,893	24
Net interest income	5	12	(58)
Total revenue	2,351	1,905	23
Total expenses	1,493	1,288	16
Income before income tax expense	$858	$617	39
Pre-tax margin	36.5%	32.4%	410	bps
Average assets (in billions)	$4.0	$3.5	14.3%

(1) Includes revenues from SPDR® Gold Shares and SPDR® Gold MiniSharesSM Trust AUM where we are not the investment manager but act as the marketing agent.
(2) Includes other revenue items that are primarily driven by equity market movements.
nm Denotes not meaningful
Investment Management total revenue increased 18% and 23% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025.
State Street Corporation | 20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management Fees
Management fees increased 20% and 24% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher average market levels and net inflows.
For additional information about the key drivers of our management fees revenue, refer to "Fee Revenue" in "Consolidated Results of Operations" included in this Management's Discussion and Analysis.
Expenses
Total expenses for Investment Management increased 15% and 16% in the three and nine months ended September 30, 2026, respectively, compared to the same periods of 2025, primarily due to higher revenue-related expenses.
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
Investment Securities

TABLE 15: CARRYING VALUES OF INVESTMENT SECURITIES
(In millions)	September 30, 2026	December 31, 2025
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$23,609	$23,260
Mortgage-backed securities(1)	17,533	15,586
Total U.S. Treasury and federal agencies	41,142	38,846
Non-U.S. debt securities:
Mortgage-backed securities	3,068	2,578
Asset-backed securities(2)	2,595	2,085
Non-U.S. sovereign, supranational and non-U.S. agency	20,947	17,731
Other(3)	3,047	2,826
Total non-U.S. debt securities	29,657	25,220
Asset-backed securities:
Student loans(4)	35	64
Collateralized loan obligations(5)	3,059	2,905
Non-agency CMBS and RMBS(6)	—	3
Other	90	91
Total asset-backed securities	3,184	3,063
State and political subdivisions	25	25
Total available-for-sale securities(7)	$74,008	$67,154
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$110	$573
Mortgage-backed securities(8)	30,612	32,876
Total U.S. Treasury and federal agencies	30,722	33,449
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,426	2,461
Total non-U.S. debt securities	1,426	2,461
Asset-backed securities:
Student loans(4)	1,968	2,261
Total asset-backed securities	1,968	2,261
Total held-to-maturity securities(7)	$34,116	$38,171

(1) As of September 30, 2026 and December 31, 2025, the total fair value included $2.18 billion and $2.81 billion, respectively, of agency CMBS and $15.36 billion and $12.78 billion, respectively, of agency MBS.
(2) As of September 30, 2026 and December 31, 2025, the fair value includes non-U.S. CLOs of $0.83 billion and $0.77 billion, respectively.
(3) As of September 30, 2026 and December 31, 2025, the fair value includes non-U.S. corporate bonds of $2.50 billion and $2.40 billion, respectively.
(4) Primarily comprises securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes collateralized loan obligations in loan form. Refer to Note 4 to the consolidated financial statements in this Form 10-Q for additional information.
(6) Consists entirely of non-agency RMBS as of December 31, 2025.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended September 30, 2026 and December 31, 2025.
(8) As of September 30, 2026 and December 31, 2025, the total amortized cost included $5.01 billion and $5.08 billion of agency CMBS, respectively.
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
Average duration of our investment securities portfolio, including the impact of hedges, was 2.0 years and 2.1 years as of September 30, 2026 and December 31, 2025, respectively.
Approximately 95% and 97% of the carrying value of the portfolio was rated “AA” or higher at September 30, 2026 and December 31, 2025, respectively, as follows:

TABLE 16: INVESTMENT PORTFOLIO BY EXTERNAL CREDIT RATING
	September 30, 2026	December 31, 2025
AAA(1)	86%	88%
AA	9	9
A	4	3
Below BBB	1	—
	100%	100%

(1) Includes U.S. Treasury and federal agency securities that are split-rated, “AAA” by Moody’s Investors Service and “AA+” by Standard & Poor’s and also includes Agency MBS securities which are not explicitly rated, but which have an explicit or assumed guarantee from the U.S. government.
The following table presents the diversification of the investment portfolio with respect to asset class composition as of both September 30, 2026 and December 31, 2025.

TABLE 17: INVESTMENT PORTFOLIO BY ASSET CLASS
	September 30, 2026	December 31, 2025
U.S. Agency Mortgage-backed securities	38%	39%
U.S. Treasuries	22	23
Non-U.S. sovereign, supranational and non-U.S. agency	21	19
Asset-backed securities	10	9
Other credit	9	10
	100%	100%
The following table presents the net unamortized purchase premiums or discounts and net premium amortization or discount accretion related to the investment portfolio for the periods indicated:

TABLE 18: INVESTMENT SECURITIES NET PREMIUM AMORTIZATION
	Nine Months Ended September 30,
	2026			2025
(Dollars in millions)	MBS	Non-MBS	Total(1)	MBS	Non- MBS	Total(1)
Unamortized purchase premiums and (discounts) at period end	$267	$(318)	$(51)	$315	$(421)	$(106)
Net premium amortization (discount accretion)	40	(155)	(115)	46	(360)	(314)

(1) Totals exclude premiums or discounts created from the transfer of securities from AFS to HTM.
Non-U.S. Debt Securities
Approximately 29% and 26% of the aggregate carrying value of our investment securities portfolio was non-U.S. debt securities as of September 30, 2026 and December 31, 2025, respectively.

TABLE 19: NON-U.S. DEBT SECURITIES(1)
(In millions)	September 30, 2026	December 31, 2025
Available-for-sale:
Canada	$3,266	$3,321
United Kingdom	3,118	2,310
Australia	2,315	1,756
Germany	1,910	1,541
France	1,633	1,965
Netherlands	1,240	645
Spain	1,100	677
Japan	1,056	146
Austria	902	864
Finland	720	639
Korea	345	221
Italy	300	350
Hong Kong	299	264
Other(2)	11,453	10,521
Total	$29,657	$25,220
Held-to-maturity:
Belgium	$248	$290
Germany	226	230
France	139	155
Finland	139	143
Canada	115	117
Other(2)	559	1,526
Total	$1,426	$2,461

(1) Geography is determined primarily based on the domicile of collateral or issuer.
(2) As of September 30, 2026, other non-U.S. investments include $10.34 billion of supranational bonds in AFS securities and $0.56 billion of supranational bonds in HTM securities.
Approximately 85% and 88% of the aggregate carrying value of these non-U.S. debt securities was rated “AA” or higher as of September 30, 2026 and December 31, 2025, respectively. The majority of these securities comprised senior positions within the security structures; these positions have a level of protection provided through subordination and other forms of credit protection. As of September 30, 2026 and December 31, 2025, approximately 35% and 32%, respectively, of the aggregate carrying value of these non-U.S. debt securities was floating-rate.
As of September 30, 2026, our non-U.S. debt securities had an average market-to-book ratio of 99.3%, and an aggregate pre-tax net unrealized loss of $217 million, consisting of gross unrealized gains of $36 million and gross unrealized losses of $253 million. These unrealized amounts included:
•a pre-tax net unrealized loss of $175 million, consisting of gross unrealized gains of $36 million and gross unrealized losses of $211 million, associated with non-U.S. AFS debt securities; and
•a pre-tax net unrealized loss of $42 million, consisting of gross unrealized losses of $42 million, associated with non-U.S. HTM debt securities.
State Street Corporation | 22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of September 30, 2026, the underlying collateral for non-U.S. MBS and ABS primarily included mortgages in Australia, the U.K., the Netherlands and Italy. The securities listed under “Canada” were composed of Canadian government securities, corporate debt, covered bonds and non-U.S. agency securities. The securities listed under “France” were composed of sovereign bonds, corporate debt, covered bonds, ABS and non-U.S. agency securities. The securities listed under “Germany” were composed of non-U.S. agency securities, government bonds, ABS and corporate debt.
Contractual Maturities

TABLE 20: CONTRACTUAL MATURITIES AND YIELDS(1)

As of September 30, 2026	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Available-for-sale(2):
U.S. Treasury and federal agencies:
Direct obligations	$5,847	3.63%	$17,737	4.07%	$25	1.98%	$—	—%	$23,609
Mortgage-backed securities	43	4.27	1,774	4.06	353	3.93	15,363	4.93	17,533
Total U.S. Treasury and federal agencies	5,890		19,511		378		15,363		41,142
Non-U.S. debt securities:
Mortgage-backed securities	114	3.96	358	3.93	67	6.20	2,529	4.43	3,068
Asset-backed securities	2	3.07	283	3.32	1,292	3.57	1,018	3.19	2,595
Non-U.S. sovereign, supranational and non-U.S. agency	4,050	2.98	16,245	3.42	652	4.00	—	—	20,947
Other	824	4.52	2,165	4.57	58	4.47	—	—	3,047
Total non-U.S. debt securities	4,990		19,051		2,069		3,547		29,657
Asset-backed securities:
Student loans	—	—	—	—	—	—	35	4.22	35
Collateralized loan obligations	102	4.99	—	—	1,239	4.88	1,718	4.97	3,059
Other	90	4.68	—	—	—	—	—	—	90
Total asset-backed securities	192		—		1,239		1,753		3,184
State and political subdivisions(3)	25	5.34	—	—	—	—	—	—	25
Total	$11,097		$38,562		$3,686		$20,663		$74,008

Held-to-maturity(2):
U.S. Treasury and federal agencies:
Direct obligations	$80	0.72%	$24	1.78%	$—	—%	$6	4.06%	$110
Mortgage-backed securities	356	2.66	4,008	1.56	1,775	1.64	24,473	2.37	30,612
Total U.S. Treasury and federal agencies	436		4,032		1,775		24,479		30,722
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	337	1.05	1,047	1.11	42	2.97	—	—	1,426
Total non-U.S. debt securities	337		1,047		42		—		1,426
Asset-backed securities:
Student loans	64	4.23	470	4.76	349	4.74	1,085	4.34	1,968
Total asset-backed securities	64		470		349		1,085		1,968
Total	$837		$5,549		$2,166		$25,564		$34,116

(1) Weighted-average yields are calculated based on the effective yield of each security owned at the end of the period, excluding the effect of related hedges, weighted based on the face value of each security.
(2) The maturities of MBS and ABS are based on expected principal payments.
(3) Yields were calculated on a FTE basis, using applicable statutory tax rates (21.0% as of September 30, 2026).
State Street Corporation | 23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Loans

TABLE 21: LOANS
(In millions)	September 30, 2026	December 31, 2025
Subscription finance	$15,421	$13,138
Fund finance(1)	11,331	10,916
Collateralized loan obligations(2)	14,071	12,809
Commercial	1,000	2,851
Commercial real estate	2,270	2,471
Overdrafts	3,528	1,962
Other(3)	1,688	2,635
Total loans(4)(5)	49,309	46,782
Allowance for credit losses	(152)	(193)
Loans, net of allowance for credit losses	$49,157	$46,589

(1) Fund finance loans primarily include loans to real money funds and business development companies of $9.10 billion and $1.42 billion, respectively, as of September 30, 2026, compared to $8.30 billion and $1.75 billion, respectively, as of December 31, 2025.
(2) CLOs include broadly syndicated and middle market CLO loans of $11.00 billion and $3.07 billion, respectively, as of September 30, 2026, compared to $10.30 billion and $2.51 billion, respectively, as of December 31, 2025.
(3) Includes securities finance loans and loans to municipalities of $1.61 billion and $0.08 billion, respectively, as of September 30, 2026, compared to $2.52 billion and $0.12 billion, respectively, as of December 31, 2025.
(4) Excluding overdrafts, floating rate loans and fixed rate loans totaled $43.49 billion and $2.29 billion, respectively, as of September 30, 2026. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. Refer to Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K for additional details.
(5) Non-U.S. loans totaled $20.41 billion and $18.78 billion as of September 30, 2026 and December 31, 2025, respectively.
We segregate our loans into two segments: commercial and financial, and commercial real estate. We further classify commercial and financial loans as subscription finance, fund finance loans, CLOs, commercial, overdrafts and other loans.
Total loans as of September 30, 2026 increased $2.53 billion, compared to December 31, 2025, primarily reflecting higher subscription finance loans, overdrafts and CLOs, partially offset by a decline in commercial loans.
As of September 30, 2026, the commercial real estate portfolio consists of, by asset class, approximately 43% multifamily residential, 39% office buildings and 18% other asset classes, and the portfolio does not have any construction exposure. Additionally, as of September 30, 2026, the commercial real estate loans are on properties located in multiple markets across the United States, with no significant concentrations (New York Metro is the largest concentration at approximately 17%). Despite not having a significant concentration in any one market, a material decline in real estate markets or economic conditions could negatively impact the value or performance of one or more individual properties, which could adversely impact timely loan repayment, which may result in additional provision for credit losses for certain commercial real estate loans. Were conditions, or our evaluation of conditions, in those or other markets to worsen during the remainder of 2026 or subsequent periods, we may increase our allowance for credit losses during those periods.
For additional information about our loan segments, as well as their underlying collateral, refer to "Loans" included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2025 Form 10-K, as well as Note 4 to the consolidated financial statements in this Form 10-Q.
Allowance for Credit Losses

TABLE 22: ALLOWANCE FOR CREDIT LOSSES
	Nine Months Ended September 30,
(In millions)	2026	2025
Allowance for credit losses:
Beginning balance	$203	$183
Provision for credit losses (funded commitments)	8	49
Provisions for credit losses (unfunded commitments)	4	2
Charge-offs	(49)	(33)
Ending balance	$166	$201
In the nine months ended September 30, 2026, the allowance for credit losses decreased $37 million, compared to December 31, 2025, primarily reflecting charge-offs of $49 million, largely related to the sale of certain commercial loans, partially offset by a provision for credit losses of $12 million. The provision primarily reflected provisions for certain commercial and commercial real estate loans and the evolving macroeconomic environment, partially offset by reserve releases associated with sales and repayments of commercial loans.
As of September 30, 2026, approximately $133 million of our allowance for credit losses was related to commercial real estate loans compared to $120 million as of December 31, 2025. In addition, $9 million and $69 million as of September 30, 2026 and December 31, 2025, respectively, was related to commercial loans. The remaining $24 million and $14 million as of September 30, 2026 and December 31, 2025, respectively, was related to other loans, off-balance sheet commitments, and other financial assets held at amortized cost, including investment securities. As of September 30, 2026 and December 31, 2025, the allowance for credit losses on loans represented 0.3% and 0.4% of total loans, respectively.
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
In the third quarter of 2026, the allowance reflected a reserve release associated with the sales and repayments of commercial loans. The allowance is inherently subject to uncertainties, including those inherent in our model and economic assumptions, and management may use qualitative adjustments. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2026, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
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
We manage our liquidity on a global, consolidated basis as well as on a stand-alone basis at the Parent Company and at certain branches and subsidiaries of State Street Bank. State Street Bank generally derives its liquidity from its customer deposit base, capital markets, wholesale funding and funding sources limited to banks, such as the federal funds market and the Federal Reserve's discount window. The Parent Company is managed to a more conservative liquidity profile, reflecting narrower market access. Additionally, the Parent Company typically holds, or has direct access to, primarily through a support agreement with SSIF, a direct subsidiary of the Parent Company, enough cash and equivalents intended to meet its current debt maturities and other cash needs, as well as those projected over the next 12-month period. Refer to our SPOE Strategy as discussed in “Recovery and Resolution Planning" included under Item 1, Business, in our 2025 Form 10-K. Absent financial distress at the Parent Company, the liquid assets available at SSIF continue to be available to the Parent Company. As of September 30, 2026, we and State Street Bank had approximately $2.45 billion of senior notes outstanding that will mature in the next 12 months.
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
The U.S. LCR rule (LCR rule) requires certain large U.S. banking organizations, such as us and our bank subsidiaries, to maintain an amount of HQLA that is sufficient to meet their estimated total net cash outflows over a prospective 30 calendar-day period of significant stress. The LCR is calculated by dividing HQLA by estimated net outflows over the stress period determined by standardized stress outflow and inflow rate assumptions prescribed in the LCR rule. For both of the quarters ended September 30, 2026 and December 31, 2025, our average daily LCR was 106%. The average HQLA, post-prescribed haircuts was $107.02 billion for the quarter ended September 30, 2026 compared to $100.34 billion for the quarter ended December 31, 2025, primarily due to an increase in deposits relative to the prior period.
In addition, the U.S. NSFR Disclosure Rule requires certain large U.S. banking organizations, such as us and our bank subsidiaries, to maintain minimum amounts of available stable funding to support their required stable funding over a one-year time horizon. The NSFR is calculated by dividing the amount of available stable funding by the amount of required stable funding as prescribed by the rule. The minimum NSFR requirement is 100%. As of September 30, 2026, our NSFR was above the 100% minimum NSFR requirement.
State Street Bank is also subject to minimum LCR and NSFR requirements. As of September 30, 2026, both the LCR and NSFR for State Street Bank exceeded the minimum requirements.
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
We maintained average cash balances in excess of regulatory requirements governing deposits with the Federal Reserve, the ECB and other non-U.S. central banks of approximately $96.76 billion for the quarter ended September 30, 2026, compared to $91.35 billion for the quarter ended December 31, 2025. The higher levels of average cash balances with central banks is a result of an increase in deposits.
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
The average fair value of total unencumbered securities was $89.64 billion for the quarter ended September 30, 2026, compared to $82.79 billion for the quarter ended December 31, 2025.
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
We had unfunded commitments to extend credit with gross contractual amounts totaling $36.44 billion and $35.70 billion and standby letters of credit totaling $0.44 billion and $0.57 billion as of September 30, 2026 and December 31, 2025, respectively. These amounts do not reflect the value of any collateral. As of September 30, 2026, approximately 72% of our unfunded commitments to extend credit and 18% of our standby letters of credit expire within one year. Since many of our commitments are expected to expire or renew without being drawn upon, the gross contractual amounts do not necessarily represent our future cash requirements.
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
Funding
Deposits
We provide products and services including custody, accounting, administration, daily pricing, FX services, cash management, financial asset management, securities finance and investment advisory services. As a provider of these products and services, we generate client deposits, which have generally provided a stable and low-cost source of funds. As a global custodian, clients place deposits with our entities in various currencies. As of both September 30, 2026 and December 31, 2025, approximately 70% of our average total deposit balances were denominated in U.S. dollars, 15% in EUR, 5% in GBP and 10% in all other currencies.
Short-Term Funding
Our on-balance sheet liquid assets are also an integral component of our liquidity management strategy. These assets provide liquidity through maturities of the assets, but more importantly, they provide us with the ability to raise funds by pledging the securities as collateral for borrowings or through outright sales. In addition, our access to the global capital markets gives us the ability to source incremental funding from wholesale investors through relatively low-cost channels to further support
State Street Corporation | 27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
business growth. As discussed earlier under “Asset Liquidity,” State Street Bank's membership in the FHLB allows for advances of liquidity with varying terms against high-quality collateral. As of September 30, 2026, we had no outstanding borrowings from the FHLB, compared with $3.50 billion outstanding as of December 31, 2025.
Short-term secured funding also comes in the form of securities lent or sold under agreements to repurchase. These transactions are short-term in nature, generally overnight and are collateralized by high-quality investment securities. These balances were $0.41 billion and $0.84 billion as of September 30, 2026 and December 31, 2025, respectively.
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
On October 14, 2026, we notified the holders of our $500 million aggregate principal amount of 1.684% fixed-to-floating rate senior notes due 2027 that we will redeem all of the notes on November 18, 2026.
On October 20, 2026, we issued $750 million aggregate principal amount of 5.963% fixed-to-floating rate senior notes due 2037. In addition, State Street Bank issued $750 million aggregate principal amount of 5.147% fixed-rate senior notes due 2028, and $500 million aggregate principal amount of floating rate senior notes due 2028.
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
As part of our trading activities, we assume positions in the foreign exchange and interest rate markets by buying and selling cash instruments and entering into derivative instruments, including foreign exchange forward contracts, foreign exchange options and interest rate swaps, interest rate forward contracts and interest rate futures. As of September 30, 2026, the notional amount of these derivative contracts was $3.68 trillion, of which $3.55 trillion was composed of foreign exchange forward, swap and spot contracts. We seek to match positions closely with the objective of mitigating related currency and interest rate risk. All foreign exchange contracts are valued daily at current market rates.
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
We experienced no back-testing exceptions in the quarter ended September 30, 2026, compared to one back-testing exception in the quarter ended June 30, 2026 and no back-testing exceptions in the quarter ended September 30, 2025. At a 99% confidence interval, the statistical expectation for a VaR model is to witness one exception every hundred trading days (or two to three exceptions per year).
The following tables present VaR and stressed VaR associated with our trading activities for covered positions held during the quarters ended September 30, 2026, June 30, 2026 and September 30, 2025, respectively, as measured by our VaR methodology. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.
State Street Corporation | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 23: TEN-DAY VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2026	As of June 30, 2026	As of September 30, 2025
	September 30, 2026			June 30, 2026			September 30, 2025
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$8,356	$15,670	$5,087	$8,315	$15,092	$4,753	$9,963	$16,964	$4,460	$10,145	$7,547	$4,767
Global Treasury	3,704	4,332	2,727	3,777	6,127	3,415	4,074	6,071	3,358	3,606	3,539	3,571
Diversification	(2,378)	(2,995)	(1,789)	(2,901)	(5,080)	(2,499)	(4,645)	(8,093)	(2,595)	(1,240)	(3,201)	(2,494)
Total VaR	$9,682	$17,007	$6,025	$9,191	$16,139	$5,669	$9,392	$14,942	$5,223	$12,511	$7,885	$5,844

TABLE 24: TEN-DAY STRESSED VALUE-AT-RISK ASSOCIATED WITH TRADING ACTIVITIES FOR COVERED POSITIONS
	Three Months Ended									As of September 30, 2026	As of June 30, 2026	As of September 30, 2025
	September 30, 2026			June 30, 2026			September 30, 2025
(In thousands)	Avg.	Max.	Min.	Avg.	Max.	Min.	Avg.	Max.	Min.	VaR	VaR	VaR
State Street Markets	$44,385	$64,868	$28,362	$63,719	$81,151	$44,623	$38,393	$60,032	$20,392	$49,082	$63,811	$58,451
Global Treasury	13,254	18,121	9,486	13,851	26,864	10,354	14,365	32,666	10,538	12,474	14,133	10,842
Diversification	(10,424)	(16,256)	(9,681)	(12,773)	(24,754)	(10,825)	(12,259)	(26,298)	(7,972)	(13,616)	(1,722)	(4,595)
Total Stressed VaR	$47,215	$66,733	$28,167	$64,797	$83,261	$44,152	$40,499	$66,400	$22,958	$47,940	$76,222	$64,698
The three-month average of our total stressed VaR-based measure was approximately $47 million for the quarter ended September 30, 2026, compared to an average of approximately $65 million for the quarter ended June 30, 2026 and $40 million for the quarter ended September 30, 2025. The variations in average total stressed VaR for the quarter ended September 30, 2026, compared to both of the quarters ended June 30, 2026 and September 30, 2025, were primarily attributed to interest rate risk, with a smaller variability observed in daily stressed VaR outcomes.
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
The following tables present the VaR and stressed-VaR associated with our trading activities attributable to foreign exchange risk, interest rate risk and volatility risk as of September 30, 2026, June 30, 2026 and September 30, 2025, respectively. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for each trading activity. This effect arises because the risks present in our trading activities are not perfectly correlated.

TABLE 25: TEN-DAY VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	September 30, 2026			June 30, 2026			September 30, 2025
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$4,242	$7,970	$351	$6,130	$6,727	$573	$2,054	$5,199	$347
Global Treasury	3,268	836	—	3,261	1,308	—	3,380	1,027	—
Diversification	(1,703)	(1,138)	—	(1,152)	(1,288)	—	(2,126)	(1,218)	—
Total VaR	$5,807	$7,668	$351	$8,239	$6,747	$573	$3,308	$5,008	$347

TABLE 26: TEN-DAY STRESSED VaR ASSOCIATED WITH TRADING ACTIVITIES BY RISK FACTOR(1)
	September 30, 2026			June 30, 2026			September 30, 2025
(In thousands)	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk	Foreign Exchange Risk	Interest Rate Risk	Volatility Risk
By component:
State Street Markets	$9,996	$52,822	$647	$10,597	$95,816	$1,218	$5,885	$73,357	$566
Global Treasury	12,896	3,403	—	14,643	6,181	—	10,948	3,566	—
Diversification	(9,841)	(2,880)	—	(10,784)	(8,754)	—	(8,934)	125	—
Total Stressed VaR	$13,051	$53,345	$647	$14,456	$93,243	$1,218	$7,899	$77,048	$566

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
We quantify NII sensitivity using an earnings simulation model that includes our expectations for new business growth, changes in balance sheet mix and investment portfolio positioning. This measure compares our baseline view of NII over a 12-month horizon, based on our internal forecast of interest rates, to a wide range of rate shocks. Our baseline view of NII is updated on a regular basis. Table 27, Key Interest Rates for Baseline Forecasts, presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2026 and 2025. Our baseline rate forecast as of September 30, 2026 was broadly consistent with market expectations for global central bank rate actions at that point in time.

TABLE 27: KEY INTEREST RATES FOR BASELINE FORECASTS
	September 30, 2026			September 30, 2025
	Fed Funds Target	ECB Target(1)	10-Year Treasury	Fed Funds Target	ECB Target(1)	10-Year Treasury
Spot rates	4.00%	2.50%	5.28%	4.25%	2.00%	4.15%
12-month forward rates	4.25	3.00	4.96	3.00	2.00	4.18

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

TABLE 28: NET INTEREST INCOME SENSITIVITY
	September 30, 2026			September 30, 2025
(In millions)	U.S. Dollar	All Other Currencies	Total	U.S. Dollar	All Other Currencies	Total
Rate change:	Benefit (Exposure)			Benefit (Exposure)
Parallel shifts:
+100 bps shock	$69	$285	$354	$73	$210	$283
-100 bps shock	(75)	(270)	(345)	(78)	(187)	(265)
Steeper yield curve:
+100 bps shift in long-end rates(1)	14	16	30	18	22	40
-100 bps shift in short-end rates(1)	(64)	(254)	(318)	(51)	(165)	(216)
Flatter yield curve:
+100 bps shift in short-end rates(1)	54	269	323	51	188	239
-100 bps shift in long-end rates(1)	(16)	(16)	(32)	(31)	(22)	(53)

(1) The short-end is 0-3 months. The long-end is 5 years and above. Interim term points are interpolated.
Our overall balance sheet, including all currencies, continues to be asset sensitive with an NII benefit in higher rate scenarios and NII exposure in lower rate scenarios, primarily driven by our sensitivities on the short-end of the yield curve. Compared to September 30, 2025, our balance sheet's NII asset sensitivity has increased, primarily due to higher client deposit balances and lower fixed-rate investment portfolio balances.
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
Capital
Managing our capital involves evaluating whether our actual and projected levels of capital are commensurate with our risk profile, are in compliance with all applicable regulatory requirements and are sufficient to provide us with the financial flexibility to manage future strategic business initiatives. We assess capital adequacy based on relevant regulatory capital requirements, as well as our own internal capital goals, targets and other relevant metrics.
Our designation as a G-SIB is based on a number of factors, as prescribed by banking regulators, and requires us to maintain an additional capital surcharge above the minimum capital ratios set forth in the U.S. regulatory capital framework. As discussed below, we are subject to a 0.5% SLR buffer at both the holding company and at State Street Bank, in addition to the required minimum of 3.0% under the U.S. regulatory capital framework. If we fail to exceed any regulatory buffer or surcharge, we will be subject to increased restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments.
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
Regulatory Capital
We and State Street Bank are subject to the U.S. regulatory capital framework. We are also subject to the market risk capital rule issued by the U.S. Agencies.
The U.S. regulatory capital framework provides two methodologies for monitoring capital adequacy: the “standardized approach" and the “advanced approaches", applicable to advanced approaches banking organizations, like us. The standardized approach prescribes standardized calculations for credit risk RWA, including specified risk weights for on and certain off-balance sheet exposures. The advanced approaches consist of the Advanced Internal Ratings-Based Approach used for the calculation of credit risk RWA, and the Advanced Measurement Approach used for the calculation of operational risk RWA.
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
Our SCB requirement remains at 2.5% for the period from October 1, 2026, through September 30, 2027, based on the results of the 2025 supervisory stress test and the Federal Reserve Board's decision to maintain the existing SCB requirements until September 30, 2027.
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
On September 30, 2026, the Federal Reserve issued a final rule (SCB Final Rule) to reduce volatility in the SCB requirement, primarily through the averaging of the decline in a firm’s CET1 capital over a two-year horizon (current and prior year). The SCB Final Rule is effective December 1, 2026 and will affect a firm's SCB requirement as of the 2028 SCB cycle. We do not expect the SCB Final Rule to materially impact our SCB requirement, which is currently at the 2.5% floor.
On November 25, 2025, the U.S. Agencies jointly adopted a final rule (eSLR Final Rule) amending the calibration of the eSLR for U.S. G-SIBs and their IDI subsidiaries. The eSLR Final Rule was effective April 1, 2026, with an optional early-adoption date of January 1, 2026, which we elected to utilize. The eSLR Final Rule replaces the prior eSLR buffer of 2% at the holding company and 3% at State Street Bank (for State Street Bank to be considered "well capitalized"), with an eSLR buffer for both bank holding companies and IDI subsidiaries calibrated at 50% of a G-SIB’s Method 1 capital surcharge. The eSLR buffer for IDI subsidiaries is capped at 1% and is no longer part of the definition of "well capitalized". Conforming changes were also made to the TLAC and LTD requirements.
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
State Street Corporation | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In March 2026, the U.S. Agencies issued two proposed rules to revise the U.S. regulatory capital framework for large banks. The first proposed rule would, among other things, remove the existing standardized and advanced approaches methodologies and replace them with a single expanded risk-based approach that includes new standardized calculations for credit risk, operational risk, market risk, and credit valuation adjustment risk (ERBA Proposal). The second proposed rule would, among other things, recalibrate the coefficients in the Method 2 G-SIB surcharge to reflect economic growth and other recent changes in the financial system, adjust the weighting of the short-term wholesale funding systemic indicator, and "reduce cliff effects" of the G-SIB surcharge by replacing the existing 0.5% capital increments with increments of 0.1% (G-SIB Surcharge Proposal). The comment period for each proposal ended on June 18, 2026. Based on our preliminary assessment, we expect the proposed changes to be beneficial to our overall RWA; however, any estimate of the potential impact of the ERBA Proposal and the G-SIB Surcharge Proposal is subject to uncertainty, as actual results may differ materially from our preliminary estimates and by potential changes to each Proposal, when adopted in final form. In addition, anticipated results may be affected by a range of factors, including business performance, future capital actions, the results of future supervisory stress tests and supervisory interpretations (including changes in interpretations). No timeline for final implementation has been disclosed.
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
State Street Corporation | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 29: REGULATORY CAPITAL STRUCTURE AND RELATED REGULATORY CAPITAL RATIOS
			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2026	Basel III Standardized Approach September 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025	Basel III Advanced Approaches September 30, 2026	Basel III Standardized Approach September 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025
Common shareholders' equity:
Common stock and related surplus			$11,212	$11,212	$11,209	$11,209	$13,333	$13,333	$13,333	$13,333
Retained earnings			33,439	33,439	31,392	31,392	16,848	16,848	16,401	16,401
Accumulated other comprehensive income (loss)			(1,624)	(1,624)	(1,043)	(1,043)	(1,380)	(1,380)	(815)	(815)
Treasury stock, at cost			(18,372)	(18,372)	(17,276)	(17,276)	—	—	—	—
Total			24,655	24,655	24,282	24,282	28,801	28,801	28,919	28,919
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,695)	(8,695)	(8,921)	(8,921)	(8,097)	(8,097)	(8,342)	(8,342)
Other adjustments(1)			(527)	(527)	(549)	(549)	(386)	(386)	(419)	(419)
Common equity tier 1 capital			15,433	15,433	14,812	14,812	20,318	20,318	20,158	20,158
Preferred stock			4,055	4,055	3,559	3,559	—	—	—	—
Tier 1 capital			19,488	19,488	18,371	18,371	20,318	20,318	20,158	20,158
Qualifying subordinated long-term debt			1,662	1,662	1,872	1,872	520	520	524	524
Adjusted allowance for credit losses			15	166	18	203	15	166	18	203
Total capital			$21,165	$21,316	$20,261	$20,446	$20,853	$21,004	$20,700	$20,885
Risk-weighted assets:
Credit risk(2)			$65,875	$138,454	$60,594	$125,138	$61,998	$135,732	$56,438	$121,747
Operational risk(3)			47,213	NA	51,638	NA	46,888	NA	50,025	NA
Market risk			2,138	2,138	2,125	2,125	2,138	2,138	2,125	2,125
Total risk-weighted assets			$115,226	$140,592	$114,357	$127,263	$111,024	$137,870	$108,588	$123,872

Capital Ratios:	2026 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)	2025 Minimum Requirements Including Capital Conservation Buffer and G-SIB Surcharge(4)
Common equity tier 1 capital	8.0%	8.0%	13.4%	11.0%	13.0%	11.6%	18.3%	14.7%	18.6%	16.3%
Tier 1 capital	9.5	9.5	16.9	13.9	16.1	14.4	18.3	14.7	18.6	16.3
Total capital	11.5	11.5	18.4	15.2	17.7	16.1	18.8	15.2	19.1	16.9

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% (only for State Street Corporation as a G-SIB bank holding company) and a countercyclical buffer of 0%. Our SCB requirement remains at 2.5% for the period from October 1, 2026, through September 30, 2027, based on the results of the 2025 supervisory stress test and the Federal Reserve Board's decision to maintain the existing SCB requirements until September 30, 2027.
NA Not applicable
Our CET1 capital increased $0.62 billion as of September 30, 2026, compared to December 31, 2025, under both the advanced approaches and standardized approach, primarily due to net income, partially offset by common share repurchases, dividends declared and a reduction in accumulated other comprehensive income.
Our Tier 1 capital increased $1.12 billion as of September 30, 2026, compared to December 31, 2025, under both the advanced approaches and standardized approach, due to the increase in CET1 capital and higher preferred equity.
Our Tier 2 capital decreased $0.21 billion and $0.25 billion as of September 30, 2026, compared to December 31, 2025, under the advanced approaches and standardized approach, respectively, primarily driven by the discounted capital as one of the subordinated debt instruments approaches maturity.
Total capital increased $0.90 billion and $0.87 billion as of September 30, 2026, compared to December 31, 2025, under the advanced approaches and standardized approach, respectively, primarily due to the increase in Tier 1 capital, partially offset by the decrease in Tier 2 capital.

State Street Corporation | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents a roll-forward of CET1 capital, Tier 1 capital and total capital for the nine months ended September 30, 2026 and for the year ended December 31, 2025.

TABLE 30: CAPITAL ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2026	Basel III Standardized Approach September 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025
Common equity tier 1 capital:
Common equity tier 1 capital balance, beginning of period	$14,812	$14,812	$13,799	$13,799
Net income	2,938	2,938	2,945	2,945
Changes in treasury stock, at cost	(1,096)	(1,096)	(1,078)	(1,078)
Dividends declared	(890)	(890)	(1,135)	(1,135)
Goodwill and other intangible assets, net of associated deferred tax liabilities	226	226	(601)	(601)
Accumulated other comprehensive income (loss)(1)	(581)	(581)	1,057	1,057
Other adjustments(1)	24	24	(175)	(175)
Changes in common equity tier 1 capital	621	621	1,013	1,013
Common equity tier 1 capital balance, end of period	15,433	15,433	14,812	14,812
Additional tier 1 capital:
Tier 1 capital balance, beginning of period	18,371	18,371	16,615	16,615
Changes in common equity tier 1 capital	621	621	1,013	1,013
Net issuance of preferred stock	496	496	743	743
Changes in tier 1 capital	1,117	1,117	1,756	1,756
Tier 1 capital balance, end of period	19,488	19,488	18,371	18,371
Tier 2 capital:
Tier 2 capital balance, beginning of period	1,890	2,075	1,861	2,044
Net issuance and changes in long-term debt qualifying as tier 2 capital	(210)	(210)	11	11
Changes in adjusted allowance for credit losses	(3)	(37)	18	20
Changes in tier 2 capital	(213)	(247)	29	31
Tier 2 capital balance, end of period	1,677	1,828	1,890	2,075
Total capital:
Total capital balance, beginning of period	20,261	20,446	18,476	18,659
Changes in tier 1 capital	1,117	1,117	1,756	1,756
Changes in tier 2 capital	(213)	(247)	29	31
Total capital balance, end of period	$21,165	$21,316	$20,261	$20,446

(1) Accumulated other comprehensive income (loss) includes losses on cash flow hedges where the hedged exposures are not recognized at fair value on the balance sheet, which, under the Capital Rule, must be excluded from CET1 capital. This adjustment is captured in the Other Adjustments line.
The following table presents a roll-forward of the Basel III advanced and standardized approaches RWA for the nine months ended September 30, 2026 and for the year ended December 31, 2025.

TABLE 31: ADVANCED & STANDARDIZED APPROACHES RISK-WEIGHTED ASSETS ROLL-FORWARD
(In millions)	Basel III Advanced Approaches September 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach September 30, 2026	Basel III Standardized Approach December 31, 2025
Total risk-weighted assets, beginning of period	$114,357	$114,602	$127,263	$126,281
Changes in credit risk-weighted assets:
Net increase (decrease) in investment securities-wholesale	(102)	(234)	(264)	(10)
Net increase (decrease) in loans and overdrafts	(1,249)	(1,467)	465	1,008
Net increase (decrease) in securitization exposures	611	630	576	595
Net increase (decrease) in repo-style transaction exposures	2,073	324	(470)	4,302
Net increase (decrease) in over-the-counter derivatives exposures(1)	2,121	(1,731)	10,126	(7,660)
Net increase (decrease) in all other(2)	1,827	(180)	2,883	2,622
Net increase (decrease) in credit risk-weighted assets	5,281	(2,658)	13,316	857
Net increase (decrease) in market risk-weighted assets	13	125	13	125
Net increase (decrease) in operational risk-weighted assets	(4,425)	2,288	NA	NA
Total risk-weighted assets, end of period	$115,226	$114,357	$140,592	$127,263

(1) Under the advanced approaches, includes CVA RWA.
(2) Includes assets not in a definable category, non-material portfolio, cleared transactions, other wholesale, cash and due from banks, interest-bearing deposits with banks, and equity exposures.
NA Not applicable
State Street Corporation | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of September 30, 2026, total advanced approaches RWA increased $0.87 billion, compared to December 31, 2025, mainly due to higher derivatives RWA driven by market volatility and higher repo-style transaction RWA, partially offset by lower operational risk RWA.
As of September 30, 2026, total standardized approach RWA increased $13.33 billion, compared to December 31, 2025, mainly reflecting higher derivatives RWA driven by market volatility and higher other assets RWA.
The regulatory capital ratios as of September 30, 2026, presented in Table 29: Regulatory Capital Structure and Related Regulatory Capital Ratios, are calculated under the advanced approaches and standardized approach in conformity with the Basel III final rule. The advanced approaches-based ratios reflect calculations and determinations with respect to our capital and related matters as of September 30, 2026, based on our internal and external data, quantitative formulae, statistical models, historical correlations and assumptions, collectively referred to as “advanced systems,” in effect and used by us for those purposes as of the time we first reported such ratios in a quarterly report on Form 10-Q or an annual report on Form 10-K. Significant components of these advanced systems involve the exercise of judgment by us and our regulators, and our advanced systems may not, individually or collectively, precisely represent or calculate the scenarios, circumstances, outputs or other results for which they are designed or intended.
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
We must maintain a minimum Tier 1 leverage ratio of 4%. Our Tier 1 leverage was 5.5% as of September 30, 2026, flat compared to December 31, 2025, as continued capital return and higher average assets were offset by capital generated from earnings and higher preferred equity.
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
State Street Corporation | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TABLE 32: TIER 1 AND SUPPLEMENTARY LEVERAGE RATIOS
(Dollars in millions)	September 30, 2026	December 31, 2025
State Street:
Tier 1 capital	$19,488	$18,371
Average assets	363,098	342,448
Less: adjustments for deductions from tier 1 capital and other	(9,222)	(9,470)
Adjusted average assets for tier 1 leverage ratio	353,876	332,978
Additional SLR exposure	46,645	43,235
Adjustments for deductions of qualifying central bank deposits	(96,886)	(91,545)
Total assets for SLR	$303,635	$284,668
Tier 1 leverage ratio(1)	5.5%	5.5%
Supplementary leverage ratio	6.4	6.5

State Street Bank(2):
Tier 1 capital	$20,318	$20,158
Average assets	357,543	336,795
Less: adjustments for deductions from tier 1 capital and other	(8,483)	(8,761)
Adjusted average assets for tier 1 leverage ratio	349,060	328,034
Additional SLR exposure	47,043	43,346
Adjustments for deductions of qualifying central bank deposits	(96,886)	(91,545)
Total assets for SLR	$299,217	$279,835
Tier 1 leverage ratio(1)	5.8%	6.1%
Supplementary leverage ratio	6.8	7.2

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

The following table presents external TLAC and external LTD as of September 30, 2026:

TABLE 33: TOTAL LOSS-ABSORBING CAPACITY
	As of September 30, 2026
(Dollars in millions)	Actual		Requirement
Total loss-absorbing capacity:
Risk-weighted assets	$40,441	28.8%	$30,227	21.5%
Total leverage exposure	40,441	13.3%	24,291	8.0%
Long-term debt:
Risk-weighted assets	18,403	13.1%	9,841	7.0%
Total leverage exposure	18,403	6.1%	9,109	3.0%
State Street Corporation | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Capital Actions
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2026:

TABLE 34: PREFERRED STOCK ISSUED AND OUTSTANDING
Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2026 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	$100,000	$25	5.35%(3)	Quarterly: March, June, September and December	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five-year anniversary at the five-year U.S. Treasury rate plus 2.613%	Quarterly: March, June, September and December	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five-year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly: March, June, September and December	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five-year anniversary at the five-year U.S. Treasury rate plus 2.135%	Quarterly: March, June, September and December	743	September 15, 2030
Series L	August 2026	500,000	500	1/100th	100,000	1,000	6.350% through September 14, 2031; resets September 15, 2031 and every subsequent five-year anniversary at the five-year U.S. Treasury rate plus 2.023%	Quarterly: March, June, September and December	496	September 15, 2031

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
On August 12, 2026, we issued 500,000 depositary shares, each representing a 1/100th ownership interest in a share of fixed rate reset non-cumulative perpetual preferred stock, Series L, without par value per share, with a liquidation preference of $100,000 per share (equivalent to $1,000 per depositary share), in a public offering. The aggregate proceeds, net of underwriting discounts, commissions and other issuance costs, were approximately $496 million.
State Street Corporation | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

TABLE 35: PREFERRED STOCK DIVIDENDS
	Three Months Ended September 30,
	2026			2025
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$1,367	$0.34	$7	$1,338	$0.33	$7
Series I	1,675	16.75	25	1,675	16.75	25
Series J	1,675	16.75	15	1,675	16.75	14
Series K	1,613	16.13	12	1,613	16.13	12
Total			$59			$58

	Nine Months Ended September 30,
	2026			2025
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$4,072	$1.02	$21	$4,013	$1.00	$20
Series I	5,025	50.25	75	5,025	50.25	75
Series J	5,025	50.25	43	5,025	50.25	43
Series K	4,838	48.38	36	3,924	39.24	29
Total			$175			$167
Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024 (the 2024 Program). We repurchased $400 million of our common stock in the third quarter of 2026 and since its inception, we have repurchased an aggregate of $3.7 billion of our common stock under the 2024 Program through September 30, 2026. The program has no set expiration date.
The table below presents the activity under our common share repurchase program for the periods indicated:

TABLE 36: SHARES REPURCHASED
	Three Months Ended September 30,
	2026			2025
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	2.1	$187.83	$400	3.6	$110.34	$400

	Nine Months Ended September 30,
	2026			2025
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	7.8	$153.62	$1,200	8.1	$98.45	$800
State Street Corporation | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The table below presents the dividends declared on common stock for the periods indicated:

TABLE 37: COMMON STOCK DIVIDENDS
	Three Months Ended September 30,
	2026		2025
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.92	$251	$0.84	$237

	Nine Months Ended September 30,
	2026		2025
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.60	$715	$2.36	$674

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
OFF-BALANCE SHEET ARRANGEMENTS
On behalf of clients enrolled in our securities lending program, we lend securities to banks, broker/dealers and other institutions. In most circumstances, we indemnify our clients for the fair market value of those securities against a failure of the borrower to return such securities. Though these transactions are collateralized, the substantial volume of these activities necessitates detailed credit-based underwriting and monitoring processes. The aggregate amount of indemnified securities on loan totaled $426.99 billion and $371.97 billion as of September 30, 2026 and December 31, 2025, respectively. We require the borrower to provide collateral in an amount in excess of 100% of the fair market value of the securities borrowed. We hold the collateral received in connection with these securities lending services as agent, and the collateral is not recorded in our consolidated statement of condition. We revalue the securities on loan and the collateral daily to determine if additional collateral is necessary or if excess collateral is required to be returned to the borrower. We held, as agent, cash and securities totaling $453.70 billion and $393.58 billion as collateral for indemnified securities on loan as of September 30, 2026 and December 31, 2025, respectively.
The cash collateral held by us as agent is invested on behalf of our clients. In certain cases, the cash collateral is invested in third-party repurchase agreements, for which we indemnify the client against loss of the principal invested. We require the counterparty to the indemnified repurchase agreement to provide collateral in an amount in excess of 100% of the amount of the repurchase agreement. In our role as agent, the indemnified repurchase agreements and the related collateral held by us are not recorded in our consolidated statement of condition. Of the collateral of $453.70 billion and $393.58 billion, referenced above, $53.60 billion and $51.76 billion were invested in indemnified repurchase agreements as of September 30, 2026 and December 31, 2025, respectively. We or our agents held $57.90 billion and $55.94 billion as collateral for indemnified investments in repurchase agreements as of September 30, 2026 and December 31, 2025, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES
We have established and maintain disclosure controls and procedures that are designed to ensure that information related to us and our subsidiaries on a consolidated basis required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the quarter ended September 30, 2026, our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
We have established and maintain internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in conformity with U.S. GAAP. In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and may be made to our internal controls and procedures for financial reporting as a result of these efforts. During the quarter ended September 30, 2026, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

State Street Corporation | 43

ITEM 1. FINANCIAL STATEMENTS
STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Fee revenue:
Servicing fees	$1,492	$1,357	$4,369	$3,936
Management fees	797	664	2,293	1,851
Foreign exchange trading services	427	364	1,356	1,094
Securities finance	151	138	417	378
Software services	175	167	510	494
Other fee revenue	98	139	343	365
Total fee revenue	3,140	2,829	9,288	8,118
Net interest income:
Interest income	2,916	2,918	8,410	8,895
Interest expense	2,052	2,203	5,851	6,737
Net interest income	864	715	2,559	2,158
Other income:
Gains (losses) from sales of available-for-sale securities, net	—	1	1	1
Total other income	—	1	1	1
Total revenue	4,004	3,545	11,848	10,277
Provision for credit losses	(4)	9	12	51
Expenses:
Compensation and employee benefits	1,251	1,162	3,984	3,704
Information systems and communications	594	517	1,820	1,537
Transaction processing services	286	276	849	794
Occupancy	102	106	299	314
Other	387	373	1,138	1,064
Total expenses	2,620	2,434	8,090	7,413
Income before income tax expense	1,388	1,102	3,746	2,813
Income tax expense	298	241	808	615
Net income	$1,090	$861	$2,938	$2,198
Net income available to common shareholders	$1,030	$802	$2,761	$2,029
Earnings per common share:
Basic	$3.76	$2.83	$9.99	$7.09
Diluted	3.69	2.78	9.82	6.98
Average common shares outstanding (in thousands):
Basic	274,182	283,434	276,240	286,074
Diluted	279,292	288,163	281,063	290,439
Cash dividends declared per common share	$0.92	$0.84	$2.60	$2.36
The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 44

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In millions)	2026	2025
Net income	$1,090	$861
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $22 and $22, respectively	11	31
Net unrealized (losses) gains on investment securities, net of reclassification adjustment and net of related taxes of $(153) and $29, respectively	(444)	100
Net unrealized (losses) gains on cash flow hedges, net of related taxes of $(7) and $3, respectively	(12)	17
Net unrealized (losses) gains on retirement plans, net of related taxes of $0 and $0, respectively	(1)	1
Other comprehensive (loss) income	(446)	149
Total comprehensive income	$644	$1,010

	Nine Months Ended September 30,
(In millions)	2026	2025
Net income	$2,938	$2,198
Other comprehensive income (loss), net of related taxes:
Foreign currency translation, net of related taxes of $82 and $(206), respectively	(79)	569
Net unrealized (losses) gains on investment securities, net of reclassification adjustment and net of related taxes of $(177) and $96, respectively	(503)	275
Net unrealized gains on cash flow hedges, net of related taxes of $(6) and $25, respectively	1	80
Net unrealized gains on retirement plans, net of related taxes of $0 and $2, respectively	—	4
Other comprehensive (loss) income	(581)	928
Total comprehensive income	$2,357	$3,126

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 45

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CONDITION

	September 30, 2026	December 31, 2025
(Dollars in millions, except per share amounts)	(UNAUDITED)
Assets:
Cash and due from banks	$4,796	$4,433
Interest-bearing deposits with banks	138,426	126,930
Securities purchased under resale agreements	7,222	6,812
Trading account assets	852	827
Investment securities available-for-sale	74,008	67,154
Investment securities held-to-maturity (fair value of $28,697 and $34,166)	34,116	38,171
Loans (less allowance for credit losses on loans of $152 and $193)	49,157	46,589
Premises and equipment (net of accumulated depreciation of $7,450 and $7,046)	4,273	3,174
Accrued interest and fees receivable	4,896	4,395
Goodwill	8,094	8,159
Other intangible assets	763	935
Other assets	76,738	58,468
Total assets	$403,341	$366,047
Liabilities:
Deposits:
Non-interest-bearing	$41,853	$35,267
Interest-bearing - U.S.	192,437	168,079
Interest-bearing - non-U.S.	77,361	71,004
Total deposits	311,651	274,350
Securities sold under repurchase agreements	411	841
Other short-term borrowings	903	3,821
Accrued expenses and other liabilities	36,534	34,051
Long-term debt	25,132	25,143
Total liabilities	374,631	338,206
Commitments, guarantees and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, no par, 3,500,000 shares authorized:
Series G, 5,000 shares issued and outstanding	493	493
Series I, 15,000 shares issued and outstanding	1,481	1,481
Series J, 8,500 shares issued and outstanding	842	842
Series K, 7,500 shares issued and outstanding	743	743
Series L, 5,000 shares issued and outstanding	496	—
Common stock, $1 par, 750,000,000 shares authorized:
503,879,642 and 503,879,642 shares issued, and 272,828,262 and 279,077,907 shares outstanding	504	504
Surplus	10,708	10,705
Retained earnings	33,439	31,392
Accumulated other comprehensive income (loss)	(1,624)	(1,043)
Treasury stock, at cost (231,051,380 and 224,801,735 shares)	(18,372)	(17,276)
Total shareholders’ equity	28,710	27,841
Total liabilities and shareholders' equity	$403,341	$366,047

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 46

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(Dollars in millions, except per share amounts, shares in thousands)	Preferred Stock	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
		Shares	Amount				Shares	Amount
Balance at December 31, 2024	$2,816	503,880	$504	$10,722	$29,582	$(2,100)	215,113	$(16,198)	$25,326
Net income					644				644
Other comprehensive income						308			308
Preferred stock issued	743								743
Cash dividends declared:
Common stock - $0.76 per share					(220)				(220)
Preferred stock					(46)				(46)
Common stock acquired							1,004	(100)	(100)
Common stock awards exercised				(29)			(905)	66	37
Other					(1)		(9)	1	—
Balance at March 31, 2025	$3,559	503,880	$504	$10,693	$29,959	$(1,792)	215,203	$(16,231)	$26,692
Net income					693				693
Other comprehensive income						471			471
Cash dividends declared:
Common stock - $0.76 per share					(217)				(217)
Preferred stock					(63)				(63)
Common stock acquired							3,497	(303)	(303)
Common stock awards exercised				5			(384)	27	32
Other					1		2	1	2
Balance at June 30, 2025	$3,559	503,880	$504	$10,698	$30,373	$(1,321)	218,318	$(16,506)	$27,307
Net income					861				861
Other comprehensive income						149			149
Cash dividends declared:
Common stock - $0.84 per share					(237)				(237)
Preferred stock					(58)				(58)
Common stock acquired							3,625	(404)	(404)
Common stock awards exercised				6			(281)	20	26
Other					(1)			(1)	(2)
Balance at September 30, 2025	$3,559	503,880	$504	$10,704	$30,938	$(1,172)	221,662	$(16,891)	$27,642

Balance at December 31, 2025	$3,559	503,880	$504	$10,705	$31,392	$(1,043)	224,802	$(17,276)	$27,841
Net income					764				764
Other comprehensive income (loss)						(239)			(239)
Cash dividends declared:
Common stock - $0.84 per share					(233)				(233)
Preferred stock					(58)				(58)
Common stock acquired							3,176	(404)	(404)
Common stock awards exercised				(4)			(1,022)	75	71
Other					(1)		(1)	1	—
Balance at March 31, 2026	$3,559	503,880	$504	$10,701	$31,864	$(1,282)	226,955	$(17,604)	$27,742
Net income					1,084				1,084
Other comprehensive income						104			104
Cash dividends declared:
Common stock - $0.84 per share					(231)				(231)
Preferred stock					(58)				(58)
Common stock acquired							2,506	(404)	(404)
Common stock awards exercised				9			(284)	21	30
Other					1		—	—	1
Balance at June 30, 2026	$3,559	503,880	$504	$10,710	$32,660	$(1,178)	229,177	$(17,987)	$28,268
Net income					1,090				1,090
Other comprehensive income (loss)						(446)			(446)
Preferred stock issued	496								496
Cash dividends declared:
Common stock - $0.92 per share					(251)				(251)
Preferred stock					(59)				(59)
Common stock acquired							2,130	(404)	(404)
Common stock awards exercised				(2)			(255)	19	17
Other					(1)		(1)	—	(1)
Balance at September 30, 2026	$4,055	503,880	$504	$10,708	$33,439	$(1,624)	231,051	$(18,372)	$28,710

The accompanying condensed notes are an integral part of these consolidated financial statements.
State Street Corporation | 47

STATE STREET CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In millions)	2026	2025
Operating Activities:
Net income	$2,938	$2,198
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	152	(63)
Amortization of other intangible assets	164	166
Other non-cash adjustments for depreciation, amortization and accretion, net	485	198
Gains related to investment securities, net	(1)	(1)
Provision for credit losses	12	51
Change in trading account assets, net	(25)	(115)
Change in accrued interest and fees receivable, net	(501)	(443)
Change in collateral deposits, net	(12,330)	(1,916)
Change in unrealized losses on foreign exchange derivatives, net	(4,881)	4,131
Change in other assets, net	(137)	(2,682)
Change in accrued expenses and other liabilities, net	1,495	(11)
Other, net	410	343
Net cash (used in) provided by operating activities	(12,219)	1,856
Investing Activities:
Net increase in interest-bearing deposits with banks	(11,495)	(9,685)
Net increase in securities purchased under resale agreements	(410)	(1,050)
Proceeds from sales of available-for-sale securities	5,618	9,911
Proceeds from maturities of available-for-sale securities	16,187	23,891
Purchases of available-for-sale securities	(29,585)	(41,657)
Proceeds from maturities of held-to-maturity securities	4,010	7,084
Sale of loans	1,010	188
Net increase in loans	(3,963)	(2,719)
Purchases of equity investments and other long-term assets	(535)	(360)
Purchases of premises and equipment, net	(1,290)	(788)
Other, net	383	251
Net cash used in investing activities	(20,070)	(14,934)
Financing Activities:
Net decrease in time deposits	(467)	(777)
Net increase in all other deposits	37,767	18,848
Net decrease in securities sold under repurchase agreements	(430)	(3,475)
Net decrease in other short-term borrowings	(2,918)	(15)
Proceeds from issuance of long-term debt, net of issuance costs	2,859	4,728
Payments for long-term debt and obligations under finance leases	(2,432)	(3,639)
Proceeds from issuance of preferred stock, net of issuance costs	496	743
Repurchases of common stock	(1,200)	(800)
Repurchases of common stock for employee tax withholding	(133)	(87)
Payments for cash dividends	(873)	(824)
Other, net	(17)	(13)
Net cash provided by financing activities	32,652	14,689
Net increase in cash and due from banks	363	1,611
Cash and due from banks at beginning of period	4,433	3,145
Cash and due from banks at end of period	$4,796	$4,756

Supplemental disclosure:
Interest paid	$5,779	$6,786
Income taxes paid, net	457	451

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
The consolidated financial statements accompanying these condensed notes are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the consolidated results of operations in these financial statements, have been made. Certain previously reported amounts presented in this Form 10-Q have been reclassified to conform to the current-period presentation. In the first quarter of 2026, revenue related to distribution and marketing activities was reclassified from foreign exchange trading services to management fees. Additionally, lending-related and other fees, previously recognized within software and processing fees, was reclassified to other fee revenue, and the software and processing fees caption has been changed to software services. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on total fee revenue, total revenue or net income, on either a consolidated or line of business basis.
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
State Street Corporation | 49

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cash and Cash Equivalents
Sanctions programs or government intervention may inhibit our ability to access cash and due from banks in certain accounts. For example, as of September 30, 2026 and December 31, 2025, we held accounts in Russia that were subject to sanctions restrictions, inclusive of $1.7 billion and $1.6 billion, respectively, with our subcustodian, and with western European-based clearing agencies, for a total of approximately $2.5 billion and $2.4 billion, respectively. Cash and due from banks is evaluated as part of our allowance for credit losses.
Recent Accounting Developments
Relevant standards that were recently issued but not yet adopted as of September 30, 2026:

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
Additionally, we continue to evaluate other accounting standards that were recently issued, but not yet adopted as of September 30, 2026; none are expected to have a material impact to our financial statements.
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
State Street Corporation | 50

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value Measurements on a Recurring Basis
	As of September 30, 2026
(In millions)	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)	Impact of Netting(1)	Total Net Carrying Value in Consolidated Statement of Condition
Assets:
Trading account assets:
U.S. government securities	$75	$—	$—		$75
Non-U.S. government securities	—	132	—		132
Other	2	643	—		645
Total trading account assets	$77	$775	$—		$852
Available-for-sale investment securities:
U.S. Treasury and federal agencies:
Direct obligations	$23,609	$—	$—		$23,609
Mortgage-backed securities	—	17,533	—		17,533
Total U.S. Treasury and federal agencies	23,609	17,533	—		41,142
Non-U.S. debt securities:
Mortgage-backed securities	—	3,068	—		3,068
Asset-backed securities	—	2,595	—		2,595
Non-U.S. sovereign, supranational and non-U.S. agency	—	20,947	—		20,947
Other	—	3,047	—		3,047
Total non-U.S. debt securities	—	29,657	—		29,657
Asset-backed securities:
Student loans	—	35	—		35
Collateralized loan obligations	—	3,059	—		3,059
Other	—	90	—		90
Total asset-backed securities	—	3,184	—		3,184
State and political subdivisions	—	25	—		25
Total available-for-sale investment securities	$23,609	$50,399	$—		$74,008
Other assets:
Derivative instruments:
Foreign exchange contracts	$13	$24,830	$13	$(15,777)	$9,079
Interest rate contracts	2	16	—	(16)	2
Total derivative instruments	15	24,846	13	(15,793)	9,081
Other	135	935	—	—	1,070
Total assets carried at fair value	$23,836	$76,955	$13	$(15,793)	$85,011
Liabilities:
Accrued expenses and other liabilities:
Derivative instruments:
Foreign exchange contracts	$3	$24,321	$10	$(19,291)	$5,043
Interest rate contracts	8	42	—	(41)	9
Other derivative contracts	—	104	—	—	104
Total derivative instruments	11	24,467	10	(19,332)	5,156
Total liabilities carried at fair value	$11	$24,467	$10	$(19,332)	$5,156

(1) Represents counterparty netting against level 2 financial assets and liabilities where a legally enforceable master netting agreement exists between us and the counterparty. Netting also reflects asset and liability reductions of $2.37 billion and $5.91 billion, respectively, for cash collateral received from and provided to derivative counterparties.
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
The following tables present the reported amounts and estimated fair values of the financial assets and liabilities not carried at fair value, as they would be categorized within the fair value hierarchy, as of the dates indicated:

			Fair Value Hierarchy
(In millions)	Carrying Value	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
September 30, 2026
Financial Assets:
Cash and due from banks	$4,796	$4,796	$4,796	$—	$—
Interest-bearing deposits with banks	138,426	138,426	—	138,426	—
Securities purchased under resale agreements	7,222	7,222	—	7,222	—
Investment securities held-to-maturity	34,116	28,697	102	28,595	—
Net loans(1)	49,157	49,006	—	47,792	1,214
Other(2)	14,813	14,813	—	14,813	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$41,853	$41,853	$—	$41,853	$—
Interest-bearing - U.S.	192,437	192,437	—	192,437	—
Interest-bearing - non-U.S.	77,361	77,361	—	77,361	—
Securities sold under repurchase agreements	411	411	—	411	—
Other short-term borrowings	903	903	—	903	—
Long-term debt	25,132	24,765	—	24,605	160
Other(2)	14,813	14,813	—	14,813	—

(1) Includes $58 million of loans classified as held-for-sale that were measured at fair value in level 2 as of September 30, 2026.
(2) Represents a portion of underlying client assets related to our prime services business, which clients have allowed us to transfer and re-pledge.

			Fair Value Hierarchy
(In millions)	Carrying Value	Estimated Fair Value	Quoted Market Prices in Active Markets (Level 1)	Pricing Methods with Significant Observable Market Inputs (Level 2)	Pricing Methods with Significant Unobservable Market Inputs (Level 3)
December 31, 2025
Financial Assets:
Cash and due from banks	$4,433	$4,433	$4,433	$—	$—
Interest-bearing deposits with banks	126,930	126,930	—	126,930	—
Securities purchased under resale agreements	6,812	6,812	—	6,812	—
Investment securities held-to-maturity	38,171	34,166	563	33,603	—
Net loans(1)	46,589	46,417	—	44,862	1,555
Other(2)	15,490	15,490	—	15,490	—
Financial Liabilities:
Deposits:
Non-interest-bearing	$35,267	$35,267	$—	$35,267	$—
Interest-bearing - U.S.	168,079	168,079	—	168,079	—
Interest-bearing - non-U.S.	71,004	71,004	—	71,004	—
Securities sold under repurchase agreements	841	841	—	841	—
Other short-term borrowings	3,821	3,821	—	3,821	—
Long-term debt	25,143	25,253	—	25,130	123
Other(2)	15,490	15,490	—	15,490	—

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
The following table presents the amortized cost, fair value and associated unrealized gains and losses of AFS and HTM investment securities as of the dates indicated:

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(In millions)		Gains	Losses			Gains	Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$23,603	$40	$34	$23,609	$23,210	$55	$5	$23,260
Mortgage-backed securities(1)	17,923	7	397	17,533	15,550	90	54	15,586
Total U.S. Treasury and federal agencies	41,526	47	431	41,142	38,760	145	59	38,846
Non-U.S. debt securities:
Mortgage-backed securities	3,068	3	3	3,068	2,573	6	1	2,578
Asset-backed securities(2)	2,593	3	1	2,595	2,081	5	1	2,085
Non-U.S. sovereign, supranational and non-U.S. agency	21,118	21	192	20,947	17,693	73	35	17,731
Other(3)	3,053	9	15	3,047	2,784	42	—	2,826
Total non-U.S. debt securities	29,832	36	211	29,657	25,131	126	37	25,220
Asset-backed securities:
Student loans(4)	34	1	—	35	63	1	—	64
Collateralized loan obligations(5)	3,058	1	—	3,059	2,904	2	1	2,905
Non-agency CMBS and RMBS(6)	—	—	—	—	—	3	—	3
Other	90	—	—	90	90	1	—	91
Total asset-backed securities	3,182	2	—	3,184	3,057	7	1	3,063
State and political subdivisions	25	—	—	25	25	—	—	25
Total available-for-sale securities(7)(8)	$74,565	$85	$642	$74,008	$66,973	$278	$97	$67,154
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$110	$—	$2	$108	$573	$—	$3	$570
Mortgage-backed securities(9)	30,612	—	5,358	25,254	32,876	9	3,965	28,920
Total U.S. Treasury and federal agencies	30,722	—	5,360	25,362	33,449	9	3,968	29,490
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	1,426	—	42	1,384	2,461	4	31	2,434
Total non-U.S. debt securities	1,426	—	42	1,384	2,461	4	31	2,434
Asset-backed securities:
Student loans(4)	1,968	7	24	1,951	2,261	5	24	2,242
Total asset-backed securities	1,968	7	24	1,951	2,261	5	24	2,242
Total held-to-maturity securities(7)(10)	$34,116	$7	$5,426	$28,697	$38,171	$18	$4,023	$34,166

(1) As of September 30, 2026 and December 31, 2025, the total fair value included $2.18 billion and $2.81 billion, respectively, of agency CMBS and $15.36 billion and $12.78 billion, respectively, of agency MBS.
(2) As of September 30, 2026 and December 31, 2025, the fair value includes non-U.S. CLOs of $0.83 billion and $0.77 billion, respectively.
(3) As of September 30, 2026 and December 31, 2025, the fair value includes non-U.S. corporate bonds of $2.50 billion and $2.40 billion, respectively.
(4) Primarily comprises securities guaranteed by the federal government with respect to at least 97% of defaulted principal and accrued interest on the underlying loans.
(5) Excludes CLOs in loan form. Refer to Note 4 for additional information.
(6) Consists entirely of non-agency RMBS as of December 31, 2025.
(7) An immaterial amount of accrued interest related to HTM and AFS investment securities was excluded from the amortized cost basis for the periods ended September 30, 2026 and December 31, 2025.
(8) As of both September 30, 2026 and December 31, 2025, we had no allowance for credit losses on AFS investment securities.
(9) As of September 30, 2026 and December 31, 2025, the total amortized cost included $5.01 billion and $5.08 billion of agency CMBS, respectively.
(10) As of both September 30, 2026 and December 31, 2025, the allowance for credit losses on HTM investment securities was less than $1 million.
State Street Corporation | 54

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Aggregate investment securities with carrying values of approximately $67.91 billion and $74.14 billion as of September 30, 2026 and December 31, 2025, respectively, were designated as pledged for public and trust deposits, short-term borrowings and for other purposes as provided by law.
In the three and nine months ended September 30, 2026, proceeds from sales of AFS securities were approximately $0.19 billion and $5.62 billion, respectively, primarily driven by sales of U.S. Treasury, foreign government bonds and supranational securities. We recognized a pre-tax gain of nil and $1 million from these sales in the three and nine months ended September 30, 2026, respectively.
The following tables present the aggregate fair values of AFS investment securities that have been in a continuous unrealized loss position for less than 12 months, and those that have been in a continuous unrealized loss position for 12 months or longer, as of the dates indicated:

	September 30, 2026
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$3,283	$33	$954	$1	$4,237	$34
Mortgage-backed securities	13,443	325	2,980	72	16,423	397
Total U.S. Treasury and federal agencies	16,726	358	3,934	73	20,660	431
Non-U.S. debt securities:
Mortgage-backed securities	1,874	3	30	—	1,904	3
Asset-backed securities	1,071	1	87	—	1,158	1
Non-U.S. sovereign, supranational and non-U.S. agency	13,726	169	788	23	14,514	192
Other	1,156	15	—	—	1,156	15
Total non-U.S. debt securities	17,827	188	905	23	18,732	211
Asset-backed securities:
Collateralized loan obligations	607	—	46	—	653	—
Total asset-backed securities	607	—	46	—	653	—
Total	$35,160	$546	$4,885	$96	$40,045	$642

	December 31, 2025
	Less than 12 months		12 months or longer		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$756	$2	$2,063	$3	$2,819	$5
Mortgage-backed securities	1,267	3	4,018	51	5,285	54
Total U.S. Treasury and federal agencies	2,023	5	6,081	54	8,104	59
Non-U.S. debt securities:
Mortgage-backed securities	617	1	73	—	690	1
Asset-backed securities	425	—	168	1	593	1
Non-U.S. sovereign, supranational and non-U.S. agency	3,871	28	1,943	7	5,814	35
Other	129	—	—	—	129	—
Total non-U.S. debt securities	5,042	29	2,184	8	7,226	37
Asset-backed securities:
Collateralized loan obligations	1,068	1	—	—	1,068	1
Total asset-backed securities	1,068	1	—	—	1,068	1
Total	$8,133	$35	$8,265	$62	$16,398	$97
State Street Corporation | 55

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost and the fair value of contractual maturities of debt investment securities as of September 30, 2026. The maturities of certain ABS, MBS and collateralized mortgage obligations are based on expected principal payments. Actual maturities may differ from these expected maturities since certain borrowers have the right to prepay obligations with or without prepayment penalties.

	September 30, 2026
(In millions)	Under 1 Year		1 to 5 Years		6 to 10 Years		Over 10 Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and federal agencies:
Direct obligations	$5,843	$5,847	$17,734	$17,737	$26	$25	$—	$—	$23,603	$23,609
Mortgage-backed securities	43	43	1,785	1,774	356	353	15,739	15,363	17,923	17,533
Total U.S. Treasury and federal agencies	5,886	5,890	19,519	19,511	382	378	15,739	15,363	41,526	41,142
Non-U.S. debt securities:
Mortgage-backed securities	114	114	359	358	67	67	2,528	2,529	3,068	3,068
Asset-backed securities	2	2	283	283	1,291	1,292	1,017	1,018	2,593	2,595
Non-U.S. sovereign, supranational and non-U.S. agency	4,055	4,050	16,409	16,245	654	652	—	—	21,118	20,947
Other	822	824	2,171	2,165	60	58	—	—	3,053	3,047
Total non-U.S. debt securities	4,993	4,990	19,222	19,051	2,072	2,069	3,545	3,547	29,832	29,657
Asset-backed securities:
Student loans	—	—	—	—	—	—	34	35	34	35
Collateralized loan obligations	102	102	—	—	1,238	1,239	1,718	1,718	3,058	3,059
Other	90	90	—	—	—	—	—	—	90	90
Total asset-backed securities	192	192	—	—	1,238	1,239	1,752	1,753	3,182	3,184
State and political subdivisions	25	25	—	—	—	—	—	—	25	25
Total	$11,096	$11,097	$38,741	$38,562	$3,692	$3,686	$21,036	$20,663	$74,565	$74,008
Held-to-maturity:
U.S. Treasury and federal agencies:
Direct obligations	$80	$79	$24	$23	$—	$—	$6	$6	$110	$108
Mortgage-backed securities	356	333	4,008	3,544	1,775	1,587	24,473	19,790	30,612	25,254
Total U.S. Treasury and federal agencies	436	412	4,032	3,567	1,775	1,587	24,479	19,796	30,722	25,362
Non-U.S. debt securities:
Non-U.S. sovereign, supranational and non-U.S. agency	337	335	1,047	1,009	42	40	—	—	1,426	1,384
Total non-U.S. debt securities	337	335	1,047	1,009	42	40	—	—	1,426	1,384
Asset-backed securities:
Student loans	64	63	470	471	349	350	1,085	1,067	1,968	1,951
Total asset-backed securities	64	63	470	471	349	350	1,085	1,067	1,968	1,951
Total	$837	$810	$5,549	$5,047	$2,166	$1,977	$25,564	$20,863	$34,116	$28,697

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
We monitor the credit quality of the HTM and AFS investment securities using a variety of methods, including both external and internal credit ratings. As of September 30, 2026, over 99% of our HTM and AFS investment portfolio is publicly rated investment grade.
We have elected to not record an allowance on accrued interest for HTM and AFS securities. Accrued interest on these securities is reversed against interest income when payment on a security is delinquent for greater than 90 days from the date of payment.
After a review of the investment portfolio, taking into consideration then-current economic conditions, adverse situations that might affect our ability to fully collect principal and interest, the timing of future payments, the credit quality and performance of the collateral underlying MBS and ABS and other relevant factors, management considered the aggregate decline in fair value of the investment securities portfolio and the resulting gross pre-tax unrealized losses of $6.07 billion related to 1,768 securities as of September 30, 2026 to be primarily related to changes in interest rates, and not the result of any material changes in the credit characteristics of the securities. The unrealized loss has not been recognized as of September 30, 2026, as management did not have the intent to sell, nor was it more likely than not that we would be required to sell these securities before the expected recovery of their amortized cost basis.
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

(In millions)	September 30, 2026	December 31, 2025
Subscription finance	$15,421	$13,138
Fund finance(1)	11,331	10,916
Collateralized loan obligations(2)	14,071	12,809
Commercial	1,000	2,851
Commercial real estate	2,270	2,471
Overdrafts	3,528	1,962
Other(3)	1,688	2,635
Total loans(4)(5)	49,309	46,782
Allowance for credit losses	(152)	(193)
Loans, net of allowance	$49,157	$46,589

(1) Fund finance loans primarily include loans to real money funds and business development companies of $9.10 billion and $1.42 billion, respectively, as of September 30, 2026, compared to $8.30 billion and $1.75 billion, respectively, as of December 31, 2025.
(2) CLOs include broadly syndicated and middle market CLO loans of $11.00 billion and $3.07 billion, respectively, as of September 30, 2026, compared to $10.30 billion and $2.51 billion, respectively, as of December 31, 2025.
(3) Includes securities finance loans and loans to municipalities of $1.61 billion and $0.08 billion, respectively, as of September 30, 2026, compared to $2.52 billion and $0.12 billion, respectively, as of December 31, 2025.
(4) Excluding overdrafts, floating rate loans and fixed rate loans totaled $43.49 billion and $2.29 billion, respectively, as of September 30, 2026. We have entered into interest rate swap agreements to hedge the forecasted cash flows associated with EURIBOR indexed floating-rate loans. Refer to Note 10 of the notes to consolidated financial statements in our 2025 Form 10-K for additional details.
(5) Non-U.S. loans totaled $20.41 billion and $18.78 billion as of September 30, 2026 and December 31, 2025, respectively.
Certain loans are pledged as collateral for access to the Federal Reserve's discount window. As of September 30, 2026 and December 31, 2025, the loans pledged as collateral totaled $16.74 billion and $15.11 billion, respectively.
As of September 30, 2026 and December 31, 2025, loans on non-accrual status had an amortized cost basis of $291 million and $258 million, respectively, none of which were more than 90 days contractually past due.
In the third quarter of 2026, we originated $1.55 billion of CLO loans, consisting of $1.28 billion in broadly syndicated and $0.27 billion in middle market CLO loans, which were all investment grade as of September 30, 2026.
We sold $377 million of total loans in the third quarter of 2026, which consisted entirely of commercial loans. We recorded a charge-off against the allowance for these loans of $5 million in the third quarter of 2026.
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
For a financial asset that does not share risk characteristics with other assets, expected credit losses are measured separately using one or more of the methods noted above. As of September 30, 2026, commercial real estate loans with an amortized cost basis of $291 million no longer met the similar risk characteristics of their collective pool. As of September 30, 2026, $109 million of our allowance for credit losses was related to these loans.
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
In assessing the risk rating assigned to each individual loan, among the factors considered are the borrower's debt capacity, collateral coverage, payment history and delinquency experience, financial flexibility and earnings strength, the expected amounts and source of repayment, the level and nature of contingencies, if any, and the industry and geography in which the borrower operates. These factors are based on an evaluation of historical and current information, and involve subjective assessment and interpretation. Credit counterparties are evaluated and risk-rated on an individual basis at least annually. Management considers the ratings to be current as of September 30, 2026.
Our internal risk rating methodology assigns risk ratings to counterparties ranging from Investment
Grade, Sub-Investment Grade, Special Mention, Substandard, Doubtful and Loss.
•Investment Grade: Counterparties with strong credit quality and low expected credit risk and probability of default. Approximately 95% of our loans were rated as investment grade as of September 30, 2026 with external credit ratings, or equivalent, of "BBB-" or better.
•Sub-Investment Grade (previously referred to as Speculative): Counterparties that have the ability to repay but face significant uncertainties, such as adverse business or financial circumstances that could affect credit risk or economic downturns. Loans to counterparties rated as sub-investment grade account for approximately 5% of our loans as of September 30, 2026, and include leveraged loans. Approximately 81% of those leveraged loans have an external credit rating, or equivalent, of "BB" or "B" as of September 30, 2026.
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
State Street Corporation | 59

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present our recorded investment in loans to counterparties by risk rating, as noted above, as of the dates indicated:

September 30, 2026	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$45,425	$1,256	$46,681
Sub-investment grade	1,546	723	2,269
Special mention	10	—	10
Substandard	—	120	120
Doubtful	—	171	171
Total(1)(2)	$46,981	$2,270	$49,251

December 31, 2025	Commercial and Financial	Commercial Real Estate	Total Loans
(In millions)
Investment grade	$40,854	$1,402	$42,256
Sub-investment grade	3,157	641	3,798
Special mention	110	132	242
Substandard	48	165	213
Doubtful	50	131	181
Total(1)(2)	$44,219	$2,471	$46,690

(1) Loans include $3.53 billion and $1.96 billion of overdrafts as of September 30, 2026 and December 31, 2025, respectively. Overdrafts are short-term in nature and do not present a significant credit risk to us. As of September 30, 2026, $3.07 billion overdrafts were investment grade and $0.46 billion overdrafts were sub-investment grade.
(2) Total does not include $58 million and $92 million of loans classified as held-for-sale as of September 30, 2026 and December 31, 2025, respectively.
For additional information about credit quality, refer to Note 4 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table presents the amortized cost basis, by year of origination and credit quality indicator, as of September 30, 2026. For origination years before the fifth annual period, we present the aggregate amortized cost basis of loans. For purchased loans, the date of issuance is used to determine the year of origination, not the date of acquisition. For modified, extended or renewed lending arrangements, we evaluate whether a credit event has occurred which would consider the loan to be a new arrangement.

(In millions)	2026	2025	2024	2023	2022	Prior	Revolving Loans(1)	Total(2)
Commercial and financial:
Risk Rating:
Investment grade	$7,854	$6,721	$2,902	$110	$282	$825	$26,731	$45,425
Sub-investment grade	462	229	504	24	24	40	263	1,546
Special mention	—	—	10	—	—	—	—	10
Total commercial and financial	$8,316	$6,950	$3,416	$134	$306	$865	$26,994	$46,981

Commercial real estate:
Risk Rating:
Investment grade	$—	$—	$41	$166	$242	$807	$—	$1,256
Sub-investment grade	—	72	—	47	27	577	—	723
Substandard	—	—	—	—	—	120	—	120
Doubtful	—	—	—	—	—	171	—	171
Total commercial real estate	$—	$72	$41	$213	$269	$1,675	$—	$2,270

Total loans(3)	$8,316	$7,022	$3,457	$347	$575	$2,540	$26,994	$49,251

(1) As of September 30, 2026, there were three revolving credit facilities that had converted to term loans, totaling $104 million.
(2) Any reserve associated with accrued interest is not material. As of September 30, 2026, accrued interest receivable of $288 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(3) Total does not include $58 million of loans classified as held-for-sale as of September 30, 2026.
State Street Corporation | 60

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the amortized cost basis, by year of origination and credit quality indicator as of December 31, 2025:

(In millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans(1)	Total(2)
Commercial and financial:
Risk Rating:
Investment grade	$8,896	$4,153	$692	$504	$1,313	$119	$25,177	$40,854
Sub-investment grade	911	1,224	109	46	133	111	623	3,157
Special mention	3	100	—	—	—	7	—	110
Substandard	—	48	—	—	—	—	—	48
Doubtful	—	—	10	—	40	—	—	50
Total commercial and financial	$9,810	$5,525	$811	$550	$1,486	$237	$25,800	$44,219
Commercial real estate:
Risk Rating:
Investment grade	$—	$41	$166	$328	$318	$549	$—	$1,402
Sub-investment grade	—	—	47	—	31	563	—	641
Special mention	66	—	—	20	—	46	—	132
Substandard	—	—	—	—	—	165	—	165
Doubtful	—	—	—	—	—	131	—	131
Total commercial real estate	$66	$41	$213	$348	$349	$1,454	$—	$2,471

Total loans(3)	$9,876	$5,566	$1,024	$898	$1,835	$1,691	$25,800	$46,690

(1) As of December 31, 2025, there were three revolving credit facilities that had converted to term loans, totaling $130 million.
(2) Any reserve associated with accrued interest is not material. As of December 31, 2025, accrued interest receivable of $338 million included in the amortized cost basis of loans has been excluded from the amortized cost basis within this table.
(3) Total does not include $92 million of loans classified as held-for-sale as of December 31, 2025.
The following tables present the activity in the allowance for credit losses by portfolio and class for the periods indicated:

	Three Months Ended September 30, 2026
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$19	$10	$132	$12	$2	$175
Provision	(5)	—	1	—	—	(4)
Charge-offs(2)	(5)	—	—	—	—	(5)
Ending balance	$9	$10	$133	$12	$2	$166

(1) Includes $4 million allowance for credit losses for fund finance and $3 million for each of CLO loans and subscription finance loans.
(2) Related to the sale of certain commercial loans in the three months ended September 30, 2026.

	Nine Months Ended September 30, 2026
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$69	$5	$119	$8	$2	$203
Provision	(11)	5	14	4	—	12
Charge-offs(2)	(49)	—	—	—	—	(49)
Ending balance	$9	$10	$133	$12	$2	$166

(1) Includes $4 million allowance for credit losses for fund finance and $3 million for each of CLO loans and subscription finance loans.
(2) Related to the sale of certain commercial loans in the nine months ended September 30, 2026.

State Street Corporation | 61

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2025
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$71	$7	$101	$12	$1	$192
Provision	7	(2)	6	(1)	(1)	9
Ending balance	$78	$5	$107	$11	$—	$201

(1) Includes an allowance for credit losses of $2 million for each of fund finance and subscription finance loans.

	Nine Months Ended September 30, 2025
	Commercial and Financial
(In millions)	Commercial Loans	Other Loans(1)	Commercial Real Estate	Off-Balance Sheet Commitments	All Other	Total
Allowance for credit losses:
Beginning balance	$68	$4	$102	$9	$—	$183
Provision	20	1	28	2	—	51
Charge-offs(2)	(10)	—	(23)	—	—	(33)
Ending balance	$78	$5	$107	$11	$—	$201

(1) Includes an allowance for credit losses of $2 million for each of fund finance and subscription finance loans.
(2) Related to the restructuring of a commercial real estate loan and the sale of certain commercial loans in the nine months ended September 30, 2025.
Loans are reviewed on a regular basis, and any provisions for credit losses that are recorded reflect management's estimate of the amount necessary to maintain the allowance for loan losses at a level considered appropriate to absorb expected credit losses in the loan portfolio. We recorded a $4 million reserve release in the three months ended September 30, 2026, associated with commercial loan sales and repayments, compared to a provision for credit losses of $9 million in the same period of 2025.
Allowance estimates remain subject to continued model and economic uncertainty and management may use qualitative adjustments in the allowance estimates. If future data and forecasts deviate relative to the forecasts utilized to determine our allowance for credit losses as of September 30, 2026, or if credit risk migration is higher or lower than forecasted for reasons independent of the economic forecast, our allowance for credit losses will also change.
Note 5.    Goodwill and Other Intangible Assets
The following table presents changes in the carrying amount of goodwill during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Goodwill:
Ending balance as of December 31, 2024	$7,428	$263	$7,691
Acquisitions	243	—	243
Foreign currency translation and other, net	220	5	225
Ending balance as of December 31, 2025	7,891	268	8,159
Acquisitions	2	—	2
Foreign currency translation and other, net	(66)	(1)	(67)
Ending balance as of September 30, 2026	$7,827	$267	$8,094
State Street Corporation | 62

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents changes in the net carrying amount of other intangible assets during the periods indicated:

(In millions)	Investment Servicing	Investment Management	Total
Other intangible assets:
Ending balance as of December 31, 2024	$1,063	$26	$1,089
Acquisitions	34	—	34
Amortization	(216)	(7)	(223)
Foreign currency translation	35	—	35
Ending balance as of December 31, 2025	916	19	935
Amortization	(160)	(4)	(164)
Foreign currency translation and other, net	(8)	—	(8)
Ending balance as of September 30, 2026	$748	$15	$763
The following tables present the gross carrying amount, accumulated amortization and net carrying amount of other intangible assets by type as of the dates indicated:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,799	$(2,224)	$575
Technology	404	(321)	83
Core deposits	696	(616)	80
Other	117	(92)	25
Total	$4,016	$(3,253)	$763

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(In millions)
Other intangible assets:
Client relationships	$2,831	$(2,144)	$687
Technology	405	(293)	112
Core deposits	703	(597)	106
Other	121	(91)	30
Total	$4,060	$(3,125)	$935
Note 6.    Other Assets
The following table presents the components of other assets as of the dates indicated:

(In millions)	September 30, 2026	December 31, 2025
Securities borrowed(1)	$50,250	$38,233
Derivative instruments, net	9,081	4,155
Bank-owned life insurance	4,060	3,965
Investments in joint ventures and other unconsolidated entities(2)	4,034	3,753
Collateral, net	2,279	1,603
Prepaid expenses	981	837
Right-of-use assets	813	865
Accounts receivable	764	621
Receivable for securities settlement	676	102
Deferred tax assets, net of valuation allowance(3)	619	627
Income taxes receivable	177	256
Other(4)	3,004	3,451
Total	$76,738	$58,468

(1) Refer to Note 8 for further information on the impact of collateral on our financial statement presentation of securities borrowing and securities lending transactions.
(2) Includes equity securities without readily determinable fair values that are accounted for under the ASC 321 measurement alternative of $534 million and $585 million as of September 30, 2026 and December 31, 2025, respectively. For the nine months ended September 30, 2026, impairments of $7 million and upward adjustments of $3 million were recognized in other fee revenue related to such equity securities.
(3) Deferred tax assets and liabilities recorded in our consolidated statement of condition are netted within the same tax jurisdiction.
(4) Includes advances of $0.95 billion and capitalized costs to fulfill contracts with customers of $1.16 billion as of September 30, 2026, compared to $1.57 billion and $1.19 billion, respectively, as of December 31, 2025.
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
Changes in fair value of the derivatives designated as cash flow hedges are initially recorded in AOCI and then reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. If the hedge relationship is terminated, the change in fair value on the derivative recorded in AOCI is reclassified into earnings consistent with the timing of the hedged item. During the third quarter of 2026, approximately $8 million of net losses associated with terminated cash flow hedges were reclassified from AOCI, and we expect net gains of approximately $1 million to be reclassified from AOCI in the fourth quarter of 2026. The net loss associated with all cash flow hedges expected to be reclassified from AOCI within 12 months of September 30, 2026 is approximately $25 million, which includes a net gain of approximately $2 million related to terminated hedges. These losses could differ from amounts recognized in future periods due to changes in interest rates, hedge de-designations or the addition of other hedges after September 30, 2026. For hedge relationships that are discontinued because a forecasted transaction is not expected to occur according to the original hedge terms, any related derivative values recorded in AOCI are immediately recognized in earnings. The maximum length of time over which forecasted cash flows are hedged is five years.
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

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments, including those entered into for trading and asset and liability management activities as of the dates indicated:

(In millions)	September 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate contracts:
Swap agreements and forwards	$5,295	$—
Futures	82,319	97,035
Foreign exchange contracts:
Forward, swap and spot	3,534,424	2,768,458
Options purchased	2,171	436
Options written	1,357	110
Futures	120	472
Other:
Futures	223	159
Stable value contracts(1)	7,417	12,271
Deferred value awards(2)	148	222
Derivatives designated as hedging instruments:
Interest rate contracts:
Swap agreements	42,095	42,708
Foreign exchange contracts:
Forward and swap	14,303	12,350

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

	Derivative Assets(1)		Derivative Liabilities(2)
(In millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$24,656	$14,200	$24,283	$13,993
Interest rate contracts	2	—	1	—
Other derivative contracts	—	1	104	159
Total	$24,658	$14,201	$24,388	$14,152

Derivatives designated as hedging instruments:
Foreign exchange contracts	$200	$24	$51	$104
Interest rate contracts	16	34	49	5
Total	$216	$58	$100	$109

(1) Derivative assets are included within other assets in our consolidated statement of condition.
(2) Derivative liabilities are included within accrued expenses and other liabilities in our consolidated statement of condition.
The following table presents the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Foreign exchange trading services revenue	$322	$274	$1,021	$786
Foreign exchange contracts	Interest expense	19	38	52	163
Interest rate contracts	Foreign exchange trading services revenue	(5)	(9)	—	3
Other derivative contracts	Other fee revenue	2	(6)	(14)	(10)
Other derivative contracts	Compensation and employee benefits	(9)	(16)	(35)	(67)
Total		$329	$281	$1,024	$875
State Street Corporation | 65

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table shows the carrying amount and associated cumulative basis adjustments related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships:

	September 30, 2026
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,106	$(595)	$62
Available-for-sale securities(2)(3)	24,154	(516)	—

	December 31, 2025
		Cumulative Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount
(In millions)	Carrying Amount of Hedged Assets/Liabilities	Active	De-designated(1)
Long-term debt	$15,553	$(76)	$72
Available-for-sale securities(2)(3)	22,804	99	—

(1) Represents hedged items no longer designated in qualifying fair value hedging relationships for which an associated basis adjustment exists at the balance sheet date.
(2) Included in these amounts is the amortized cost of the financial assets designated under the portfolio layer hedging relationships (hedged item is the hedged layer of a closed portfolio of financial assets expected to remain outstanding at the end of the hedging relationship). At September 30, 2026 and December 31, 2025, the amortized cost of the closed portfolios used in these hedging relationships was $2.60 billion and $3.30 billion, respectively, of which $1.43 billion and $1.73 billion, respectively, was designated under the portfolio layer hedging relationship for both periods. At September 30, 2026 and December 31, 2025, the cumulative adjustment associated with these hedging relationships was $79 million and $21 million, respectively.
(3) Carrying amount represents amortized cost.
As of September 30, 2026 and December 31, 2025, the total notional amount of the interest rate swaps of fair value hedges was $37.04 billion and $36.12 billion, respectively.
The following tables present the impact of our use of derivative financial instruments on our consolidated statement of income for the periods indicated:

		Three Months Ended September 30,				Three Months Ended September 30,
		2026	2025			2026	2025
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$321	$(37)	Available-for-sale securities(1)	Net interest income	$(321)	$37
Interest rate contracts	Net interest income	(351)	31	Long-term debt	Net interest income	351	(31)
Foreign exchange contracts	Other fee revenue	(48)	(12)	Available-for-sale securities	Other fee revenue	48	12
Total		$(78)	$(18)			$78	$18

		Nine Months Ended September 30,				Nine Months Ended September 30,
		2026	2025			2026	2025
(In millions)	Location of Gain (Loss) on Derivative in Consolidated Statement of Income	Amount of Gain (Loss) on Derivative Recognized in Consolidated Statement of Income		Hedged Item in Fair Value Hedging Relationship	Location of Gain (Loss) on Hedged Item in Consolidated Statement of Income	Amount of Gain (Loss) on Hedged Item Recognized in Consolidated Statement of Income
Derivatives designated as fair value hedges:
Interest rate contracts	Net interest income	$600	$(425)	Available-for-sale securities(2)	Net interest income	$(600)	$425
Interest rate contracts	Net interest income	(519)	276	Long-term debt	Net interest income	519	(276)
Foreign exchange contracts	Other fee revenue	(73)	(13)	Available-for-sale securities	Other fee revenue	73	13
Total		$8	$(162)			$(8)	$162

(1) In the three months ended September 30, 2026, approximately $249 million of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI, compared to $31 million of net unrealized losses in the same period of 2025.
(2) In the nine months ended September 30, 2026, approximately $468 million of net unrealized gains on AFS investment securities designated in fair value hedges were recognized in OCI, compared to $351 million of net unrealized losses in the same period of 2025.

State Street Corporation | 66

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	2026	2025
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(30)	$(14)	Net interest income	$(11)	$(34)
Total derivatives designated as cash flow hedges	$(30)	$(14)		$(11)	$(34)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$36	$86		$—	$—
Total derivatives designated as net investment hedges	36	86		—	—
Total	$6	$72		$(11)	$(34)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025
(In millions)	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as cash flow hedges:
Interest rate contracts(1)	$(53)	$(2)	Net interest income	$(48)	$(107)
Total derivatives designated as cash flow hedges	$(53)	$(2)		$(48)	$(107)

Derivatives designated as net investment hedges:
Foreign exchange contracts	$256	$(821)		$—	$—
Total derivatives designated as net investment hedges	256	(821)		—	—
Total	$203	$(823)		$(48)	$(107)

(1) As of September 30, 2026, the maximum maturity date of the underlying hedged items is approximately 5.0 years.
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
Credit Contingencies
Certain of our derivatives are subject to master netting agreements with our derivative counterparties containing credit risk-related contingent features, which requires us to maintain an investment grade credit rating with the various credit rating agencies. If our rating falls below investment grade, we would be in violation of the provisions, and counterparties to the derivatives could request immediate payment or demand full overnight collateralization on derivative instruments in liability positions. The aggregate fair value of all derivatives with credit contingent features and in a net liability position as of September 30, 2026 totaled approximately $6.59 billion, against which we provided $5.56 billion of collateral in the normal course of business. If our credit-related contingent features underlying these agreements were triggered as of September 30, 2026, the maximum additional collateral we would be required to post to our counterparties is approximately $1.03 billion.
Note 8. Offsetting Arrangements
For additional information on our offsetting arrangements, refer to Note 11 of the notes to consolidated financial statements in our 2025 Form 10-K.
As of September 30, 2026 and December 31, 2025, the value of securities received as collateral from third parties where we are permitted to transfer or re-pledge the securities totaled $19.56 billion and $19.21 billion, respectively, and the fair value of the portion that had been transferred or re-pledged as of the same dates was $10.00 billion and $12.11 billion, respectively.
State Street Corporation | 67

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present information about the offsetting of assets related to derivative contracts and secured financing transactions, as of the dates indicated:

Assets:	September 30, 2026
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$24,856	$(13,408)	$11,448	$—	$11,448
Interest rate contracts(6)	18	(16)	2	—	2
Cash collateral and securities netting	NA	(2,369)	(2,369)	(854)	(3,223)
Total derivatives	24,874	(15,793)	9,081	(854)	8,227
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	285,524	(228,052)	57,472	(55,320)	2,152
Total derivatives and other financial instruments	$310,398	$(243,845)	$66,553	$(56,174)	$10,379

Assets:	December 31, 2025
	Gross Amounts of Recognized Assets(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Assets Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$14,224	$(7,618)	$6,606	$—	$6,606
Interest rate contracts(6)	34	(5)	29	—	29
Other derivative contracts	1	—	1	—	1
Cash collateral and securities netting	NA	(2,481)	(2,481)	(956)	(3,437)
Total derivatives	14,259	(10,104)	4,155	(956)	3,199
Other financial instruments:
Resale agreements and securities borrowing(7)(8)	297,824	(252,779)	45,045	(42,683)	2,362
Total derivatives and other financial instruments	$312,083	$(262,883)	$49,200	$(43,639)	$5,561

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
(7) Included in the $57.47 billion as of September 30, 2026 were $7.22 billion of resale agreements and $50.25 billion of collateral provided related to securities borrowing. Included in the $45.05 billion as of December 31, 2025 were $6.81 billion of resale agreements and $38.24 billion of collateral provided related to securities borrowing. Resale agreements and collateral provided related to securities borrowing were recorded in securities purchased under resale agreements and other assets, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
(8) Offsetting of resale agreements primarily relates to our involvement in FICC, where we settle transactions on a net basis for payment and delivery through the Fedwire system.
NA Not applicable
The following tables present information about the offsetting of liabilities related to derivative contracts and secured financing transactions, as of the dates indicated:

Liabilities:	September 30, 2026
	Gross Amounts of Recognized Liabilities(1)(2)	Gross Amounts Offset in Statement of Condition(3)	Net Amounts of Liabilities Presented in Statement of Condition	Gross Amounts Not Offset in Statement of Condition
(In millions)				Cash and Securities Received(4)	Net Amount(5)
Derivatives:
Foreign exchange contracts	$24,334	$(13,408)	$10,926	$—	$10,926
Interest rate contracts(6)	50	(16)	34	—	34
Other derivative contracts	104	—	104	—	104
Cash collateral and securities netting	NA	(5,908)	(5,908)	(951)	(6,859)
Total derivatives	24,488	(19,332)	5,156	(951)	4,205
Other financial instruments:
Repurchase agreements and securities lending(7)(8)	248,983	(228,052)	20,931	(20,520)	411
Total derivatives and other financial instruments	$273,471	$(247,384)	$26,087	$(21,471)	$4,616
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
(7) Included in the $20.93 billion as of September 30, 2026 were $0.41 billion of repurchase agreements and $20.52 billion of collateral received related to securities lending transactions. Included in the $21.01 billion as of December 31, 2025 were $0.84 billion of repurchase agreements and $20.17 billion of collateral received related to securities lending transactions. Repurchase agreements and collateral received related to securities lending were recorded in securities sold under repurchase agreements and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. Refer to Note 9 for additional information with respect to principal securities finance transactions.
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
The following table summarizes our repurchase agreements and securities lending transactions by category of collateral pledged and remaining maturity of these agreements, as of the periods indicated:

	As of September 30, 2026					As of December 31, 2025
(In millions)	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	30-90 days	Greater than 90 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$212,598	$—	$—	$—	$212,598	$243,596	$—	$—	$—	$243,596
Total	212,598	—	—	—	212,598	243,596	—	—	—	243,596
Securities lending transactions:
U.S. Treasury and agency securities	350	—	—	—	350	175	—	—	—	175
Corporate debt securities	12	—	—	—	12	29	—	—	—	29
Equity securities	18,496	1	—	2,713	21,210	11,279	—	1	3,215	14,495
Other(1)	14,813	—	—	—	14,813	15,490	—	—	—	15,490
Total	33,671	1	—	2,713	36,385	26,973	—	1	3,215	30,189
Gross amount of recognized liabilities for repurchase agreements and securities lending	$246,269	$1	$—	$2,713	$248,983	$270,569	$—	$1	$3,215	$273,785

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
The following table presents the aggregate gross contractual amounts of our off-balance sheet commitments and guarantees, as of the dates indicated:

(In millions)	September 30, 2026	December 31, 2025
Commitments:
Unfunded credit facilities	$36,441	$35,697
Guarantees(1):
Indemnified securities financing	$426,989	$371,968
Standby letters of credit	444	569

(1) The potential losses associated with these guarantees equal the gross contractual amounts and do not consider the value of any collateral or reflect any participations to independent third parties.
Approximately 72% and 70% of our unfunded commitments to extend credit expire within one year as of September 30, 2026 and December 31, 2025, respectively.
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
The following table summarizes the aggregate fair values of indemnified securities financing and related collateral, as well as collateral invested in indemnified repurchase agreements, as of the dates indicated:

(In millions)	September 30, 2026	December 31, 2025
Fair value of indemnified securities financing	$426,989	$371,968
Fair value of cash and securities held by us, as agent, as collateral for indemnified securities financing	453,703	393,584
Fair value of collateral for indemnified securities financing invested in indemnified repurchase agreements	53,603	51,762
Fair value of cash and securities held by us or our agents as collateral for investments in indemnified repurchase agreements	57,897	55,943
In certain cases, we participate in securities finance transactions as a principal. As a principal, we borrow securities from the lending client and then lend such securities to the subsequent borrower, either our client or a broker/dealer. Our right to receive and obligation to return collateral in connection with our securities lending transactions are recorded in other assets and accrued expenses and other liabilities, respectively, in our consolidated statement of condition. As of September 30, 2026 and December 31, 2025, we had approximately $50.25 billion and $38.24 billion, respectively, of collateral provided and approximately $20.52 billion and $20.17 billion, respectively, of collateral received from clients in connection with our participation in principal securities finance transactions.
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
Additionally, as a member of certain industry clearing and settlement exchanges, we may be required to pay a pro rata share of the losses incurred by the organization and provide liquidity support in the event of the default of another member to the extent that the defaulting member’s clearing fund obligation and the prescribed loss allocation is depleted. It is difficult to estimate our maximum possible exposure under the membership agreements, since this would require an assessment of future claims that may be made against us that have not yet occurred. At both September 30, 2026 and December 31, 2025, we did not record any liabilities under these arrangements.
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
We evaluate our needs for accruals of loss contingencies related to legal and regulatory proceedings on a case-by-case basis. When we have a liability that we deem probable, and we deem that the amount of such liability can be reasonably estimated as of the date of our consolidated financial statements, we accrue our estimate of the amount of loss. We also consider a loss probable and establish an accrual when we make, or intend to make, an offer of settlement. Once established, an accrual is subject to subsequent adjustment as a result of additional information. The resolution of legal and regulatory proceedings and the amount of reasonably estimable loss (or range thereof) are inherently difficult to predict, especially in the early stages of proceedings. Even if a loss is probable, an amount (or range) of loss might not be reasonably estimated until the later stages of the proceeding due to many factors such as the presence of complex or novel legal theories, the discretion of governmental authorities in seeking sanctions or negotiating resolutions in civil and criminal matters, the pace and timing of discovery and other assessments of facts and the procedural posture of the matter (collectively, factors influencing reasonable estimates).
As of September 30, 2026, our aggregate accruals for loss contingencies for legal, regulatory and related matters totaled approximately $52 million, including potential fines by government agencies and civil litigation with respect to the matters specifically discussed below. To the extent that we have established accruals in our consolidated statement of condition for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments. Any such ultimate financial exposure, or proceedings to which we may become subject in the future, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation.
As of September 30, 2026, for those matters for which we have accrued probable loss contingencies and for other matters for which loss is reasonably possible (but not probable) in future periods, and for which we are able to estimate a range of reasonably possible loss, our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) ranges up to approximately $70 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.
In certain pending matters, it is not currently feasible to reasonably estimate the amount or a range of reasonably possible loss, and such losses, which may be significant, are not included in the estimate of reasonably possible loss discussed above. This is due to, among other factors, the factors influencing reasonable estimates. An adverse outcome in one or more of the matters for which we have not estimated the amount or a range of reasonably possible loss, individually or in the aggregate, could have a material adverse effect on our businesses, on our future consolidated financial statements or on our reputation. Given that our actual losses from any legal or regulatory proceeding for which we have provided an estimate of the reasonably possible loss could significantly exceed such estimate, and given that we cannot estimate reasonably possible loss for all legal and regulatory proceedings as to which we may be subject now or in the future, no conclusion as to our ultimate exposure from current pending or potential legal or regulatory proceedings should be drawn from the current estimate of reasonably possible loss.
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
Income Taxes
In determining our provision for income taxes, we make certain judgments and interpretations with respect to tax laws in jurisdictions in which we have business operations. Because of the complex nature of these laws, in the normal course of our business, we are subject to challenges from U.S. and non-U.S. income tax authorities regarding the amount of income taxes due. These challenges may result in adjustments to the timing or amount of taxable income or deductions or the allocation of taxable income among tax jurisdictions. We recognize a tax benefit when it is more likely than not that our position will result in a tax deduction or credit. Unrecognized tax benefits were approximately $235 million and $248 million as of September 30, 2026 and December 31, 2025, respectively.
We are presently under audit by a number of tax authorities. The earliest tax year open to examination in jurisdictions where we have material operations is 2018. Management believes that we have sufficiently accrued liabilities as of September 30, 2026 for potential tax exposures.
Note 11.    Variable Interest Entities
For additional information on our accounting policy and our use of variable interest entities (VIEs), refer to "Variable Interest Entities" in Note 14 of the notes to consolidated financial statements in our 2025 Form 10-K.
Interests in Investment Funds
As of both September 30, 2026 and December 31, 2025, we had no consolidated funds, and we managed certain funds, considered VIEs, in which we held a variable interest, but for which we were not deemed to be the primary beneficiary. Our potential maximum loss exposure related to these unconsolidated funds totaled $22 million as of both September 30, 2026 and December 31, 2025, and represented the carrying value of our investments, which are recorded in other assets in our consolidated statement of condition. The amount of loss we may recognize during any period is limited to the carrying amount of our investments in the unconsolidated funds.
We also held investments in low-income housing, production and investment tax credit entities, considered VIEs for which we were not deemed to be the primary beneficiary. As of September 30, 2026 and December 31, 2025, our potential maximum loss exposure related to these unconsolidated entities totaled $1.08 billion and $0.96 billion, respectively, most of which represented the carrying value of our investments which are recorded in other assets in our consolidated statement of condition.
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
As of September 30, 2026, we had investments in LIHTC and production tax credit investments of $693 million and $309 million, respectively, which are included in other assets in our consolidated statement of condition. Contingent contributions related to the renewable energy production tax credit investments were $151 million at September 30, 2026. These contributions are contingent on production and expected to be paid through 2036. Deferred contributions related to LIHTC investments were $214 million at September 30, 2026. These deferred contributions are payable in accordance with the respective agreements and are expected to be paid through 2042.
State Street Corporation | 72

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the impact of our tax credit programs for which we have elected to apply proportional amortization accounting on our consolidated statement of income for the periods indicated:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income recorded on investments within other fee revenue	$3	$5	$12	$11
Income recorded in total revenue	3	5	12	11
Tax credits and benefits recognized in income tax expense	56	73	159	186
Proportional amortization recognized in income tax expense	(43)	(56)	(124)	(143)
Net benefits included in income tax expense	13	17	35	43
Net benefit attributable to tax-advantaged investments included in the consolidated statement of income for which proportional amortization has been elected	$16	$22	$47	$54
Note 12.    Shareholders' Equity
Preferred Stock
The following table summarizes selected terms of each of the series of the preferred stock issued and outstanding as of September 30, 2026:

Preferred Stock(1):	Issuance Date	Depositary Shares Issued	Amount outstanding (In millions)	Ownership Interest Per Depositary Share	Liquidation Preference Per Share	Liquidation Preference Per Depositary Share	Per Annum Dividend Rate	Dividend Payment Frequency	Carrying Value as of September 30, 2026 (In millions)	Redemption Date(2)
Series G	April 2016	20,000,000	$500	1/4,000th	$100,000	$25	5.35%(3)	Quarterly	$493	March 15, 2026
Series I	January 2024	1,500,000	1,500	1/100th	100,000	1,000	6.700% through March 14, 2029; resets March 15, 2029 and every subsequent five-year anniversary at the five- year U.S. Treasury rate plus 2.613%	Quarterly	1,481	March 15, 2029
Series J	July 2024	850,000	850	1/100th	100,000	1,000	6.700% through September 14, 2029; resets September 15, 2029 and every subsequent five-year anniversary at the five-year U.S. Treasury rate plus 2.628%	Quarterly	842	September 15, 2029
Series K	February 2025	750,000	750	1/100th	100,000	1,000	6.450% through September 14, 2030; resets September 15, 2030 and every subsequent five-year anniversary at the five- year U.S. Treasury rate plus 2.135%	Quarterly	743	September 15, 2030
Series L	August 2026	500,000	500	1/100th	100,000	1,000	6.350% through September 14, 2031; resets September 15, 2031 and every subsequent five-year anniversary at the five-year U.S. Treasury rate plus 2.023%	Quarterly	496	September 15, 2031

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
State Street Corporation | 73

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents the dividends declared for each of the series of preferred stock issued and outstanding for the periods indicated:

	Three Months Ended September 30,
	2026			2025
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$1,367	$0.34	$7	$1,338	$0.33	$7
Series I	1,675	16.75	25	1,675	16.75	25
Series J	1,675	16.75	15	1,675	16.75	14
Series K	1,613	16.13	12	1,613	16.13	12
Total			$59			$58

	Nine Months Ended September 30,
	2026			2025
(Dollars in millions, except per share amounts)	Dividends Declared per Share	Dividends Declared per Depositary Share	Total	Dividends Declared per Share	Dividends Declared per Depositary Share	Total
Preferred Stock:
Series G	$4,072	$1.02	$21	$4,013	$1.00	$20
Series I	5,025	50.25	75	5,025	50.25	75
Series J	5,025	50.25	43	5,025	50.25	43
Series K	4,838	48.38	36	3,924	39.24	29
Total			$175			$167

Common Stock
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. We repurchased $400 million of our common stock in the third quarter of 2026 and since its inception, we have repurchased an aggregate of $3.7 billion of our common stock under the 2024 Program through September 30, 2026. The program has no set expiration date.
The table below presents the activity under our common share repurchase program for the periods indicated:

	Three Months Ended September 30,
	2026			2025
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	2.1	$187.83	$400	3.6	$110.34	$400

	Nine Months Ended September 30,
	2026			2025
	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)	Shares Acquired (In millions)	Average Cost per Share	Total Acquired (In millions)
2024 Program	7.8	$153.62	$1,200	8.1	$98.45	$800

The table below presents the dividends declared on common stock for the periods indicated:

	Three Months Ended September 30,
	2026		2025
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$0.92	$251	$0.84	$237

	Nine Months Ended September 30,
	2026		2025
	Dividends Declared per Share	Total (In millions)	Dividends Declared per Share	Total (In millions)
Common Stock	$2.60	$715	$2.36	$674

State Street Corporation | 74

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Accumulated Other Comprehensive Income (Loss)
The following table presents the after-tax components of AOCI and changes for the periods indicated, net of related taxes:

(In millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Investment Securities(1)	Net Unrealized Gains (Losses) on Retirement Plans	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedges of Net Investments in Non-U.S. Subsidiaries	Total
Balance as of December 31, 2024	$(132)	$(480)	$(129)	$(2,168)	$809	$(2,100)
Other comprehensive income (loss) before reclassifications	(2)	189	4	1,390	(821)	760
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	82	86	—	—	—	168
Other comprehensive income (loss)	80	275	4	1,390	(821)	928
Balance as of September 30, 2025	$(52)	$(205)	$(125)	$(778)	$(12)	$(1,172)

Balance as of December 31, 2025	$(33)	$(151)	$(92)	$(793)	$26	$(1,043)
Other comprehensive income (loss) before reclassifications	(36)	(543)	—	(334)	255	(658)
Increase (decrease) due to amounts reclassified from accumulated other comprehensive income	37	40	—	—	—	77
Other comprehensive income (loss)	1	(503)	—	(334)	255	(581)
Balance as of September 30, 2026	$(32)	$(654)	$(92)	$(1,127)	$281	$(1,624)

(1) Includes after-tax net unamortized unrealized gains (losses) of $(227) million and $(267) million as of September 30, 2026 and December 31, 2025, respectively, related to AFS investment securities previously transferred to HTM.
The following table presents after-tax reclassifications into earnings for the periods indicated:

	Three Months Ended September 30,
	2026	2025
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of nil, and nil, respectively	$—	$(1)	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $4 and $9, respectively	14	27	Net interest income
Cash flow hedges:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $3 and $8, respectively	8	26	Net interest income
Total amounts reclassified from accumulated other comprehensive income	$22	$52

	Nine Months Ended September 30,
	2026	2025
(In millions)	Amounts Reclassified into Earnings		Affected Line Item in Consolidated Statement of Income
Investment securities:
Net realized (gains) losses from sales of available-for-sale securities, net of related taxes of nil and nil, respectively	$(1)	$(1)	Net gains (losses) from sales of available-for-sale securities
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $14 and $39, respectively	41	87	Net interest income
Cash flow hedges:
Losses reclassified from accumulated other comprehensive income into income, net of related taxes of $11 and $25, respectively	37	82	Net interest income
Total amounts reclassified from accumulated other comprehensive income	$77	$168
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
As of September 30, 2026, we and State Street Bank exceeded all regulatory capital adequacy requirements to which we were subject to. As of September 30, 2026, State Street Bank was categorized as “well capitalized” under the applicable regulatory capital adequacy framework, and exceeded all “well capitalized” ratio guidelines to which it was subject. Management believes that no conditions or events have occurred since September 30, 2026 that have changed the capital categorization of State Street Bank.
The following table presents the regulatory capital structure, total RWA, related regulatory capital ratios and the minimum required regulatory capital ratios for us and State Street Bank as of the dates indicated.

			State Street Corporation				State Street Bank
(Dollars in millions)			Basel III Advanced Approaches September 30, 2026	Basel III Standardized Approach September 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025	Basel III Advanced Approaches September 30, 2026	Basel III Standardized Approach September 30, 2026	Basel III Advanced Approaches December 31, 2025	Basel III Standardized Approach December 31, 2025
Common shareholders' equity:
Common stock and related surplus			$11,212	$11,212	$11,209	$11,209	$13,333	$13,333	$13,333	$13,333
Retained earnings			33,439	33,439	31,392	31,392	16,848	16,848	16,401	16,401
Accumulated other comprehensive income (loss)			(1,624)	(1,624)	(1,043)	(1,043)	(1,380)	(1,380)	(815)	(815)
Treasury stock, at cost			(18,372)	(18,372)	(17,276)	(17,276)	—	—	—	—
Total			24,655	24,655	24,282	24,282	28,801	28,801	28,919	28,919
Regulatory capital adjustments:
Goodwill and other intangible assets, net of associated deferred tax liabilities			(8,695)	(8,695)	(8,921)	(8,921)	(8,097)	(8,097)	(8,342)	(8,342)
Other adjustments(1)			(527)	(527)	(549)	(549)	(386)	(386)	(419)	(419)
Common equity tier 1 capital			15,433	15,433	14,812	14,812	20,318	20,318	20,158	20,158
Preferred stock			4,055	4,055	3,559	3,559	—	—	—	—
Tier 1 capital			19,488	19,488	18,371	18,371	20,318	20,318	20,158	20,158
Qualifying subordinated long-term debt			1,662	1,662	1,872	1,872	520	520	524	524
Adjusted allowance for credit losses			15	166	18	203	15	166	18	203
Total capital			$21,165	$21,316	$20,261	$20,446	$20,853	$21,004	$20,700	$20,885
Risk-weighted assets:
Credit risk(2)			$65,875	$138,454	$60,594	$125,138	$61,998	$135,732	$56,438	$121,747
Operational risk(3)			47,213	NA	51,638	NA	46,888	NA	50,025	NA
Market risk			2,138	2,138	2,125	2,125	2,138	2,138	2,125	2,125
Total risk-weighted assets			$115,226	$140,592	$114,357	$127,263	$111,024	$137,870	$108,588	$123,872

Adjusted quarterly average assets			$353,876	$353,876	$332,978	$332,978	$349,060	$349,060	$328,034	$328,034

Capital Ratios:	2026 Minimum Requirements(4)	2025 Minimum Requirements(4)
Common equity tier 1 capital	8.0%	8.0%	13.4%	11.0%	13.0%	11.6%	18.3%	14.7%	18.6%	16.3%
Tier 1 capital	9.5	9.5	16.9	13.9	16.1	14.4	18.3	14.7	18.6	16.3
Total capital	11.5	11.5	18.4	15.2	17.7	16.1	18.8	15.2	19.1	16.9
Tier 1 leverage(5)	4.0	4.0	5.5	5.5	5.5	5.5	5.8	5.8	6.1	6.1

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
(4) Minimum requirements include a CCB of 2.5% and a SCB of 2.5% for the advanced approaches and the standardized approach, respectively, a G-SIB surcharge of 1.0% (only for State Street Corporation as a G-SIB bank holding company) and a countercyclical buffer of 0%. Our SCB requirement remains at 2.5% for the period from October 1, 2026, through September 30, 2027, based on the results of the 2025 supervisory stress test and the Federal Reserve Board's decision to maintain the existing SCB requirements until September 30, 2027.
(5) State Street Bank is required to maintain a minimum Tier 1 leverage ratio of 5% as it is the insured depository institution subsidiary of State Street Corporation, a U.S. G-SIB.
NA Not applicable
State Street Corporation | 76

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 14.    Net Interest Income
The following table presents the components of interest income and interest expense, and related NII, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Interest income:
Interest-bearing deposits with banks	$748	$671	$2,190	$2,232
Investment securities:
Investment securities available-for-sale	763	775	2,208	2,252
Investment securities held-to-maturity	193	226	601	701
Total investment securities	956	1,001	2,809	2,953
Securities purchased under resale agreements	141	170	444	514
Trading account assets	1	2	5	2
Loans	590	583	1,712	1,714
Other interest-earning assets	480	491	1,250	1,480
Total interest income	2,916	2,918	8,410	8,895
Interest expense:
Interest-bearing deposits	1,521	1,660	4,348	4,919
Securities sold under repurchase agreements	4	8	7	94
Other short-term borrowings	18	124	96	374
Long-term debt	297	311	879	930
Other interest-bearing liabilities	212	100	521	420
Total interest expense	2,052	2,203	5,851	6,737
Net interest income	$864	$715	$2,559	$2,158
Note 15.    Expenses
The following table presents the components of other expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Professional services	$108	$103	$336	$320
Sales advertising and public relations	64	51	155	115
Amortization of other intangible assets	52	56	164	166
Bank operations	13	11	36	38
Regulatory fees and assessments	12	13	34	39
Securities processing	8	17	21	36
Donations	—	8	18	20
Other	130	114	374	330
Total other expenses	$387	$373	$1,138	$1,064
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
State Street Corporation | 77

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents aggregate activity for repositioning charges for the periods indicated:

(In millions)	Employee Related Costs	Other	Total
Accrual Balance at December 31, 2024	$96	$—	$96
Payments and other adjustments	(14)	—	(14)
Accrual Balance at March 31, 2025	82	—	82
Accruals for repositioning charges	100	—	100
Payments and other adjustments	(19)	—	(19)
Accrual Balance at June 30, 2025	163	—	163
Payments and other adjustments	(25)	—	(25)
Accrual Balance at September 30, 2025	$138	$—	$138
Accrual Balance at December 31, 2025	$208	$—	$208
Accruals for repositioning charges	79	10	89
Payments and other adjustments	(30)	(10)	(40)
Accrual Balance at March 31, 2026	257	—	257
Payments and other adjustments	(39)	—	(39)
Accrual Balance at June 30, 2026	218	—	218
Payments and other adjustments	(28)	—	(28)
Accrual Balance at September 30, 2026	$190	$—	$190
Note 16. Earnings Per Common Share
For additional information on our EPS calculation methodologies, refer to Note 23 of the notes to consolidated financial statements in our 2025 Form 10-K.
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Net income	$1,090	$861	$2,938	$2,198
Less:
Preferred stock dividends	(59)	(58)	(175)	(167)
Dividends and undistributed earnings allocated to participating securities(1)	(1)	(1)	(2)	(2)
Net income available to common shareholders	$1,030	$802	$2,761	$2,029
Average common shares outstanding (In thousands):
Basic average common shares	274,182	283,434	276,240	286,074
Effect of dilutive securities: equity-based awards	5,110	4,729	4,823	4,365
Diluted average common shares	279,292	288,163	281,063	290,439
Anti-dilutive securities(2)	—	—	14	18
Earnings per common share:
Basic	$3.76	$2.83	$9.99	$7.09
Diluted(3)	3.69	2.78	9.82	6.98

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
The following table summarizes our line of business results for the periods indicated. The “Other” columns presented in the tables below represent amounts that are not allocated to our two lines of business.

	Three Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue:
Servicing fees	$1,492	$1,357	$—	$—	$—	$—	$1,492	$1,357
Management fees(1)	—	—	797	664	—	—	797	664
Foreign exchange trading services(1)	425	364	2	—	—	—	427	364
Securities finance	141	133	10	5	—	—	151	138
Software services(1)	175	167	—	—	—	—	175	167
Other fee revenue(1)	105	128	(7)	11	—	—	98	139
Total fee revenue	2,338	2,149	802	680	—	—	3,140	2,829
Net interest income	862	711	2	4	—	—	864	715
Total other income	—	1	—	—	—	—	—	1
Total revenue	3,200	2,861	804	684	—	—	4,004	3,545
Provision for credit losses	(4)	9	—	—	—	—	(4)	9
Expenses:
Compensation and employee benefits	1,106	1,018	145	144	—	—	1,251	1,162
Information systems and communications	574	495	20	22	—	—	594	517
Transaction processing services	237	229	49	47	—	—	286	276
Other	199	252	290	227	—	—	489	479
Total expenses	2,116	1,994	504	440	—	—	2,620	2,434
Income before income tax expense	$1,088	$858	$300	$244	$—	$—	$1,388	$1,102
Pre-tax margin	34.0%	30.0%	37.3%	35.7%			34.6%	31.1%

Average assets (in billions)	$358.9	$336.9	$4.2	$3.6			$363.1	$340.5

	Nine Months Ended September 30,
	Investment Servicing		Investment Management		Other		Total
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue:
Servicing fees	$4,369	$3,936	$—	$—	$—	$—	$4,369	$3,936
Management fees(1)	—	—	2,293	1,851	—	—	2,293	1,851
Foreign exchange trading services(1)	1,348	1,091	8	—	—	3	1,356	1,094
Securities finance	391	360	26	18	—	—	417	378
Software services(1)	510	518	—	—	—	(24)	510	494
Other fee revenue(1)	324	341	19	24	—	—	343	365
Total fee revenue	6,942	6,246	2,346	1,893	—	(21)	9,288	8,118
Net interest income	2,554	2,146	5	12	—	—	2,559	2,158
Total other income	1	1	—	—	—	—	1	1
Total revenue	9,497	8,393	2,351	1,905	—	(21)	11,848	10,277
Provision for credit losses	12	51	—	—	—	—	12	51
Expenses:
Compensation and employee benefits	3,420	3,154	485	450	79	100	3,984	3,704
Information systems and communications	1,698	1,452	72	67	50	18	1,820	1,537
Transaction processing services	695	667	154	127	—	—	849	794
Other	654	735	782	644	1	(1)	1,437	1,378
Total expenses	6,467	6,008	1,493	1,288	130	117	8,090	7,413
Income before income tax expense	$3,018	$2,334	$858	$617	$(130)	$(138)	$3,746	$2,813
Pre-tax margin	31.8%	27.8%	36.5%	32.4%			31.6%	27.4%

Average assets (in billions)	$356.6	$340.4	$4.0	$3.5			$360.6	$343.9

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
State Street Corporation | 79

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table provides additional information about the items included in the line of business results “Other” column for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Other		Other
(Dollars in millions)	2026	2025	2026	2025
Foreign exchange trading services(1)	$—	$—	$—	$3
Client rescoping (revenue impact)(2)	—	—	—	(24)
Repositioning charges(3)	—	—	(89)	(100)
Client rescoping (expense impact)(2)	—	—	(41)	(18)
Other	—	—	—	1
Total	$—	$—	$(130)	$(138)

(1) Amount consists of a revenue-related recovery associated with the proceeds from a 2018 foreign exchange benchmark litigation resolution, which is reflected in foreign exchange trading services revenue.
(2) Client rescoping of $41 million in the first quarter of 2026 is reflected in information systems and communications. For the nine months ended September 30, 2025, the amount related to a client rescoping which decreased income before income taxes by $42 million, of which $24 million is reflected in software services revenue and $18 million is reflected in information systems and communications expenses.
(3) Repositioning charges of $89 million in the first quarter of 2026 include $79 million of compensation and employee benefits expenses related to workforce rationalization, $1 million of occupancy costs associated with real estate footprint optimization, and $9 million associated with operating model changes reflected in information systems and communications. For the nine months ended September 30, 2025, the amount includes $100 million of compensation and benefits expenses related to workforce rationalization consistent with the strategic focus on operating model transformation to drive further operating efficiency and productivity gains over time.
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
State Street Corporation | 80

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30, 2026
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2026
Servicing fees	$1,492	$—	$1,492	$—	$—	$—	$—	$—	$—	$1,492
Management fees(1)	—	—	—	797	—	797	—	—	—	797
Foreign exchange trading services(1)	111	314	425	2	—	2	—	—	—	427
Securities finance	59	82	141	10	—	10	—	—	—	151
Software services(1)	175	—	175	—	—	—	—	—	—	175
Other fee revenue(1)	25	80	105	—	(7)	(7)	—	—	—	98
Total fee revenue	1,862	476	2,338	809	(7)	802	—	—	—	3,140
Net interest income	—	862	862	—	2	2	—	—	—	864
Total revenue	$1,862	$1,338	$3,200	$809	$(5)	$804	$—	$—	$—	$4,004

	Nine Months Ended September 30, 2026
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2026
Servicing fees	$4,369	$—	$4,369	$—	$—	$—	$—	$—	$—	$4,369
Management fees(1)	—	—	—	2,293	—	2,293	—	—	—	2,293
Foreign exchange trading services(1)	335	1,013	1,348	8	—	8	—	—	—	1,356
Securities finance	170	221	391	20	6	26	—	—	—	417
Software services(1)	510	—	510	—	—	—	—	—	—	510
Other fee revenue(1)	37	287	324	—	19	19	—	—	—	343
Total fee revenue	5,421	1,521	6,942	2,321	25	2,346	—	—	—	9,288
Net interest income	—	2,554	2,554	—	5	5	—	—	—	2,559
Total other income	—	1	1	—	—	—	—	—	—	1
Total revenue	$5,421	$4,076	$9,497	$2,321	$30	$2,351	$—	$—	$—	$11,848

	Three Months Ended September 30, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$1,357	$—	$1,357	$—	$—	$—	$—	$—	$—	$1,357
Management fees(1)	—	—	—	664	—	664	—	—	—	664
Foreign exchange trading services(1)	103	261	364	—	—	—	—	—	—	364
Securities finance	61	72	133	—	5	5	—	—	—	138
Software services(1)	167	—	167	—	—	—	—	—	—	167
Other fee revenue(1)	—	128	128	—	11	11	—	—	—	139
Total fee revenue	1,688	461	2,149	664	16	680	—	—	—	2,829
Net interest income	—	711	711	—	4	4	—	—	—	715
Total other income	—	1	1	—	—	—	—	—	—	1
Total revenue	$1,688	$1,173	$2,861	$664	$20	$684	$—	$—	$—	$3,545

	Nine Months Ended September 30, 2025
	Investment Servicing			Investment Management			Other			Total
(Dollars in millions)	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	Topic 606 revenue	All other revenue	Total	2025
Servicing fees	$3,936	$—	$3,936	$—	$—	$—	$—	$—	$—	$3,936
Management fees(1)	—	—	—	1,851	—	1,851	—	—	—	1,851
Foreign exchange trading services(1)	312	779	1,091	—	—	—	—	3	3	1,094
Securities finance	159	201	360	—	18	18	—	—	—	378
Software services(1)	518	—	518	—	—	—	(24)	—	(24)	494
Other fee revenue(1)	—	341	341	—	24	24	—	—	—	365
Total fee revenue	4,925	1,321	6,246	1,851	42	1,893	(24)	3	(21)	8,118
Net interest income	—	2,146	2,146	—	12	12	—	—	—	2,158
Total other income	—	1	1	—	—	—	—	—	—	1
Total revenue	$4,925	$3,468	$8,393	$1,851	$54	$1,905	$(24)	$3	$(21)	$10,277

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

State Street Corporation | 81

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contract balances
As of September 30, 2026 and December 31, 2025, net receivables of $3.95 billion and $3.51 billion, respectively, are included in accrued interest and fees receivable and other assets, representing amounts billed or currently billable related to revenue from contracts with customers. As performance obligations are satisfied, generally, we have an unconditional right to payment and billing is performed monthly or quarterly.
We had $101 million and $131 million of deferred revenue as of September 30, 2026 and December 31, 2025, respectively. Deferred revenue is a contract liability which represents payments received and accounts receivable recorded in advance of providing services and is included in accrued expenses and other liabilities in the consolidated statement of condition. In the three months ended September 30, 2026, we recognized revenue of $55 million relating to deferred revenue of $123 million as of June 30, 2026. In the nine months ended September 30, 2026, we recognized revenue of $99 million relating to deferred revenue of $131 million as of December 31, 2025.
Transaction price allocated to the remaining performance obligations represents future, non-cancelable contracted revenue that has not yet been recognized, inclusive of deferred revenue that has been invoiced and non-cancelable amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2026, total remaining non-cancelable performance obligations for services and products not yet delivered, primarily comprised of software license sales and SaaS, were approximately $2.06 billion. We expect to recognize approximately half of this amount in revenue over the next three years, with the remainder to be recognized thereafter.
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
The following table presents our U.S. and non-U.S. financial results for the periods indicated:

	Three Months Ended September 30,
	2026			2025
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$1,814	$2,190	$4,004	$1,504	$2,041	$3,545
Income before income tax expense	674	714	1,388	438	664	1,102

	Nine Months Ended September 30,
	2026			2025
(In millions)	Non-U.S.(1)	U.S.	Total	Non-U.S.(1)	U.S.	Total
Total revenue	$5,305	$6,543	$11,848	$4,360	$5,917	$10,277
Income before income tax expense	1,815	1,931	3,746	1,103	1,710	2,813

(1) Geographic mix is generally based on the domicile of the entity servicing the funds and is not necessarily representative of the underlying asset mix.
Servicing fees generated outside the U.S. were approximately 51% and 50% of total servicing fees in the three and nine months ended September 30, 2026, respectively, compared to approximately 48% in the same periods of 2025.
Management fees generated outside the U.S. were approximately 23% of total management fees in both the three and nine months ended September 30, 2026, compared to approximately 23% and 24% in the same periods of 2025.
Non-U.S. assets were $99.02 billion and $94.35 billion as of September 30, 2026 and 2025, respectively.
Note 20.    Subsequent Events
On October 14, 2026, we notified the holders of our $500 million aggregate principal amount of 1.684% fixed-to-floating rate senior notes due 2027 that we will redeem all of the notes on November 18, 2026.
State Street Corporation | 82

STATE STREET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On October 20, 2026, we issued $750 million aggregate principal amount of 5.963% fixed-to-floating rate senior notes due 2037. In addition, State Street Bank issued $750 million aggregate principal amount of 5.147% fixed-rate senior notes due 2028 and $500 million aggregate principal amount of floating rate senior notes due 2028.
State Street Corporation | 83

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of State Street Corporation
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statement of condition of State Street Corporation (the “Corporation”) as of September 30, 2026, the related consolidated statements of income, comprehensive income, and changes in shareholders’ equity for the three- and nine-month periods ended September 30, 2026 and 2025, cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related condensed notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
October 28, 2026

State Street Corporation | 84

ACRONYMS

ABS	Asset-backed securities	G-SIB	Global systemically important bank
AFS	Available-for-sale	HQLA(1)	High-quality liquid assets
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
AUC/A	Assets under custody and/or administration	IDI	Insured Depository Institution
AUM	Assets under management	LCR(1)	Liquidity coverage ratio
bps	Basis points	LTD	Long-term debt
CCB	Capital Conservation Buffer	MBS	Mortgage-backed securities
CLO	Collateralized loan obligation	NII	Net interest income
CMBS	Commercial mortgage-backed securities	NIM	Net interest margin
CRD	Charles River Development	NSFR(1)	Net stable funding ratio
CET1(1)	Common equity tier 1	RMBS	Residential mortgage-backed securities
CVA	Credit valuation adjustment	RWA(1)	Risk-weighted assets
ECB	European Central Bank	SaaS	Software as a service
ERISA	Employee Retirement Income Security Act of 1974	SCB	Stress Capital Buffer
eSLR(1)	Enhanced supplementary leverage ratio	SEC	Securities and Exchange Commission
ETF	Exchange-Traded Fund	SLR(1)	Supplementary leverage ratio
EUR	Euro	SPDR	Spider; Standard and Poor's depository receipt
EURIBOR	Euro Interbank Offered Rate	SPOE Strategy	Single Point of Entry Strategy
FDIC	Federal Deposit Insurance Corporation	SSIF	State Street Intermediate Funding, LLC
FHLB	Federal Home Loan Bank of Boston	TLAC(1)	Total loss-absorbing capacity
FICC	Fixed Income Clearing Corporation	UOM	Unit of measure
FX	Foreign exchange	USD	U.S. Dollar
GAAP	Generally accepted accounting principles	VaR	Value-at-Risk
GBP	British Pound Sterling

(1) As defined by the applicable U.S. regulations.
State Street Corporation | 85

GLOSSARY

Asset-backed securities: A financial security backed by collateralized assets, other than real estate or mortgage-backed securities.

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

State Street Corporation | 86

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 19, 2024, we announced a common share repurchase program, approved by the Board and superseding all prior programs, authorizing the purchase of up to $5.0 billion of our common stock beginning in the first quarter of 2024. We repurchased $400 million of our common stock in the third quarter of 2026 under our 2024 share repurchase authorization.
The following table presents the activity under our common share repurchase program for each of the months in the quarter ended September 30, 2026.

(Dollars in millions except per share amounts; shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under publicly announced program
Period:
July 1 - July 31, 2026	79	$181.25	79	$1,686
August 1 - August 31, 2026	777	190.24	777	1,538
September 1 - September 30, 2026	1,274	186.76	1,274	1,300
Total	2,130	$187.83	2,130	$1,300
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by executive officers during the third quarter of 2026, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as a Rule 10b5-1 trading plan.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Kathryn M. Horgan Executive Vice President	8/7/2026	12/11/2026	Sale of up to 12,874 shares of common stock in transactions during 2026
Ronald O'Hanley Chairman, Chief Executive Officer and President	8/14/2026	12/31/2027	Sale of up to 129,604 shares of common stock in transactions during 2027

(1) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
During the third quarter of 2026, none of our other executive officers or directors adopted a Rule 10b5-1 trading plan, and none of our executive officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

4.1
Deposit Agreement, dated August 12, 2026, among State Street Corporation, Equiniti Trust Company, LLC (as depositary) and the holders from time to time of depositary receipts evidencing the Depositary Shares (filed as Exhibit 4.3 to State Street's Current Report on Form 8-K (File No. 001-07511), filed with the SEC on August 12, 2026)

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
Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) consolidated statement of income for the three and nine months ended September 30, 2026 and 2025, (ii) consolidated statement of comprehensive income for the three and nine months ended September 30, 2026 and 2025, (iii) consolidated statement of condition as of September 30, 2026 and December 31, 2025, (iv) consolidated statement of changes in shareholders' equity for the three and nine months ended September 30, 2026 and 2025, (v) consolidated statement of cash flows for the nine months ended September 30, 2026 and 2025, and (vi) condensed notes to consolidated financial statements.
State Street Corporation | 88

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STATE STREET CORPORATION
(Registrant)

Date:	October 28, 2026	By:	/s/ John F. Woods
John F. Woods
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 28, 2026	By:	/s/ C. Jack Read
C. Jack Read
Executive Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)

State Street Corporation | 89